Form 10QSB
period 1999-09-30
SKYLANDS FINANCIAL CORP
filed 1999-11-15
CIK 1083286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                         Skylands Financial Corporation
               (Exact name of company as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3644018
                        (IRS Employer Identification No.)

                             24-26 CROSSROADS CENTER
                     INDEPENDENCE TOWNSHIP, NEW JERSEY 07840
                          (Address of principal office)

                                  908-850-9010
                (Company's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

             Title of Class: Common Stock, par value $2.50 per share Name of each exchange on which registered: NASDAQ

 Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
                      for the past 90 days. Yes (X) No ( )

    As of November 15, 1999, there were 2,527,520 shares outstanding of the
                             Company's Common Stock.

                         SKYLANDS FINANCIAL CORPORATION
                             STATEMENTS OF CONDITION
                    September 30, 1999 and December 31, 1998

                        (in thousands except share data)

                                                              September 30,       December 31
                                                                  1999               1998
                                                              -------------       -----------
ASSETS                                                         (UNAUDITED)
CASH AND DUE FROM BANKS
           Non-interest bearing                                 $   7,036          $   4,367
           Interest bearing                                           560                592
FEDERAL FUNDS SOLD                                                  2,500              2,500
                                                                ---------          ---------
           Total cash and cash equivalents                         10,096              7,459
                                                                ---------          ---------
SECURITIES
           Available for sale at market value                      14,329             18,816
           Held to maturity at amortized cost
           (market value of $43,256 in 1999,
           and $31,771 in 1998)                                    43,905             31,566
                                                                ---------          ---------
                                     Total securities              58,234             50,382
                                                                ---------          ---------

LOANS                                                             141,492            117,323
   Less:
           Unearned income                                           (201)              (182)
           Allowance for possible loan losses                      (2,177)            (1,873)
                                                                ---------          ---------
                                     Net loans                    139,114            115,268
                                                                ---------          ---------
PREMISES AND EQUIPMENT, NET                                         2,931              2,865
ACCRUED INTEREST RECEIVABLE                                         1,014                906
OTHER REAL ESTATE                                                     105                105
OTHER ASSETS                                                        2,840              2,550
                                                                ---------          ---------

           Total assets                                         $ 214,334          $ 179,535
                                                                =========          =========

LIABILITIES AND SHAREHOLDERS EQUITY
LIABILITIES
     Deposits
           Demand
                Non-interest bearing                            $  38,022          $  30,234
                Interest bearing                                   25,179             22,357
           Savings                                                 52,114             53,636
           Time                                                    79,857             59,032
                                                                ---------          ---------

           Total deposits                                         195,172            165,259

     Other Borrowings                                               3,000                  0
     Accrued Expenses and other liabilities                         1,063                657
                                                                ---------          ---------
           Total liabilities                                      199,235            165,916
                                                                ---------          ---------

SHAREHOLDERS'  EQUITY
           Common Stock par value $2.50 per share
           10,000,000 shares authorized; 2,507,520
           and 2,490,004 shares issued and outstanding
           in 1999 and 1998 respectively                            6,269              5,929
           Additional paid in capital                               6,284              4,998
           Retained Earnings                                        2,590              2,562
           Accumulated other comprehensive income (Loss)              (44)               130
                                                                ---------          ---------
           Total shareholders' equity                              15,099             13,619
                                                                ---------          ---------
           Total liabilities and shareholders' equity           $ 214,334          $ 179,535
                                                                =========          =========

                         SKYLANDS FINANCIAL CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)

                 (in thousands except share and per share data)

                                                           Three months                   Nine  months
                                                           Ended September                Ended September
                                                           30,                            30,
                                                   1999             1998             1999             1998
                                                ----------       ----------       ----------       ----------
INTEREST INCOME:
          Interest and fees on loans            $    3,028       $    2,415       $    8,410       $    6,808
          Interest on securities                       911              770            2,622            2,290
          Interest on federal funds sold                55               44               94              103
                                                ----------       ----------       ----------       ----------
               Total Interest Income                 3,994            3,229           11,126            9,201

INTEREST EXPENSE                                     1,513            1,345            4,242            3,800
                                                ----------       ----------       ----------       ----------
NET INTEREST INCOME                                  2,481            1,884            6,884            5,401

PROVISION FOR POSSIBLE LOAN LOSSES                     296               75              606              250
                                                ----------       ----------       ----------       ----------
NET INTEREST INCOME
AFTER PROVISION
     FOR POSSIBLE LOANS LOSSES                       2,185            1,809            6,278            5,151
                                                ----------       ----------       ----------       ----------
OTHER INCOME:
          Gain on sale of securities                     1               24               47               56
          Other                                        252              226              731              597
                                                ----------       ----------       ----------       ----------
               Total Other Income                      253              250              778              653
                                                ----------       ----------       ----------       ----------
OTHER EXPENSES:
          Salaries and employee benefits               658              547            1,933            1,597
          Occupancy expense                            152              118              454              342
          Equipment and furniture expense               49               38              151              108
          Other operating expense                      577              599            1,724            1,584
                                                ----------       ----------       ----------       ----------
               Total Other Expenses                  1,436            1,302            4,262            3,631
                                                ----------       ----------       ----------       ----------
INCOME BEFORE
PROVISION FOR
     INCOME TAXES                                    1,002              757            2,794            2,173

PROVISION FOR INCOME TAXES                             392              290            1,087              829
                                                ----------       ----------       ----------       ----------
NET INCOME                                      $      610       $      467       $    1,707       $    1,344
                                                ==========       ==========       ==========       ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING
     Basic                                       2,507,520        2,474,456        2,502,904        2,470,294
                                                ==========       ==========       ==========       ==========
     Diluted                                     2,580,435        2,607,821        2,588,921        2,614,686
                                                ==========       ==========       ==========       ==========
BASIC EARNINGS PER SHARE                        $     0.24       $     0.19       $     0.68       $     0.54
                                                ==========       ==========       ==========       ==========
DILUTED EARNINGS PER SHARE                      $     0.24       $     0.18       $     0.66       $     0.51
                                                ==========       ==========       ==========       ==========

                         SKYLANDS FINANCIAL CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                  For the nine months ended September 30, 1999

                                                                                       Accumulated
                                                              Additional                 Other
                                                    Common     Paid-in     Retained   Comprehensive     Total     Comprehensive
                                                    Stock      Capital     Earnings   Income (Loss)     Equity        Income
                                                   --------   ----------   --------   -------------    --------   -------------
Balance December 31, 1998                          $  5,929    $  4,998    $  2,562     $    130       $ 13,619      $      0
Net Income -Nine Months
Ended September 30, 1999                                ---         ---       1,707          ---          1,707         1,707
5% Stock Dividend                                       297       1,203      (1,500)         ---            ---           ---
Exercise of Stock Options                                26          22         ---          ---             48           ---
Dividend Reinvestment Plan                               17          61         ---          ---             78           ---
Cash Dividends ($.07 per share) and
    Payments for Fractional Shares                      ---         ---        (179)         ---           (179)          ---
Unrealized Loss on Securities                           ---         ---         ---          ---            ---           ---
Available for Sale, Net of Taxes                        ---         ---         ---         (174)          (174)         (174)
                                                   --------    --------    --------     --------       --------      --------
Balance September  30, 1999                        $  6,269    $  6,284    $  2,590     ($    44)      $ 15,099      $  1,533
                                                   ========    ========    ========     ========       ========      ========

Disclosure of Reclassification Amount:

Unrealized Holding Loss                                                                                              ($   203)
Less: Reclassification Adjustments for
       Gains Included in Net Income (Net of Tax)                                                                           29
                                                                                                                     --------
Net Unrealized Loss on Securities                                                                                    ($   174)
                                                                                                                     ========

                  For the nine months ended September 30, 1998

                                                                                             Accumulated
                                                                  Additional                   Other
                                                       Common      Paid-in      Retained    Comprehensive   Total      Comprehensive
                                                       Stock       Capital      Earnings    Income (Loss)   Equity        Income
                                                      --------    ----------    --------    -------------  --------    -------------
Balance December 31, 1997                             $  5,593     $  3,514     $  2,452      $    135     $ 11,694      $      0

Net Income -Nine Months
Ended September 30, 1998                                   ---          ---        1,344           ---        1,344         1,344
5% Stock Dividend                                          278        1,298       (1,576)          ---          ---           ---
Exercise of Stock Options                                   13            9          ---           ---           22           ---
Dividend Reinvestment Plan                                   8           38          ---           ---           46           ---
Cash Dividends ($.03 per share) and
    Payments for Fractional Shares                         ---          ---          (74)          ---          (74)          ---
Unrealized Gain on Securities
Available for Sale, Net of Taxes                           ---          ---          ---            43           43            43
                                                      --------     --------     --------      --------     --------      --------
Balance September 30, 1998                            $  5,892     $  4,859     $  2,146      $    178     $ 13,075      $  1,387
                                                      ========     ========     ========      ========     ========      ========

Disclosure of Reclassification Amount:

Unrealized Holding Gains
Arising During Period                                                                                                    $      6

Less: Reclassification Adjustments for
        Gains Included in Net Income (Net of Tax)                                                                              37
                                                                                                                         --------
Net Unrealized Gain on Securities                                                                                        $     43
                                                                                                                         ========

                         SKYLANDS FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)

                     For the Nine Months Ended September 30,

OPERATING ACTIVITIES                                                   1999            1998
                                                                     --------        --------
Net Income:                                                          $  1,707        $  1,344
Adjustments to reconcile net income to net cash
           Provided by (used in) operating activities
           Provision for possible loan losses                             606             250
           Depreciation and amortization                                  101             231
           (Gain) on sale of securities                                   (47)            (56)
           Premium amortization on securities, net                        169             232
           Decrease (increase) in accrued interest receivable            (108)              7
           Increase in other assets                                      (215)            (77)
           Increase in federal funds purchased                          3,000               0
           Increase in accrued expenses and other liabilities             406             397
                                                                     --------        --------
                     Net cash provided by operating activities          5,619           2,328
                                                                     --------        --------
INVESTING ACTIVITIES

Purchase of securities-
           Available for sale                                          (2,722)         (4,747)
           Held to maturity                                           (19,757)        (13,637)
Maturities of securities-
           Available for sale                                           2,754           3,569
           Held to maturity                                             7,281           7,367
Sales of securities available for sale                                  4,189           3,206
Capital expenditures                                                     (135)           (388)
Net increase in loans                                                 (24,452)        (18,564)
                                                                     --------        --------
           Net cash used in investing activities                      (32,842)        (23,194)
                                                                     --------        --------
FINANCING ACTIVITIES

           Increase in deposits                                        29,913          20,213
           Proceeds from the issuance of common stock, net                126              68
           Cash dividends                                                (179)            (74)
                                                                     --------        --------
           Net cash provided by financing activities                   29,860          20,207

Increase  in cash and cash equivalents                                  2,637            (659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          7,459           6,213
                                                                     --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 10,096        $  5,554
                                                                     ========        ========
SUPPLEMENTAL
DISCLOSURES
           Cash paid during the period for:
                     Interest                                        $  4,010        $  3,794
                     Income Taxes                                       1,108             942
                                                                     ========        ========

         Notes to Consolidated Financial Statements - (UNAUDITED)

         NOTE 1. FORMATION OF HOLDING COMPANY.

         At its Annual Meeting of Shareholders on April 20, 1999, a proposal to form a one-bank holding company by adopting a Plan of Acquisition whereby all of the stock of the Bank would be acquired by Skylands Financial Corporation, a newly formed New Jersey corporation, was approved by a two thirds majority of shareholders eligible to vote. The Plan of Acquisition was executed on February 18, 1999 between the Bank and Skylands Financial Corporation. As of August 9, 1999, all required approvals were obtained from the relevant regulatory authorities (the Securities and Exchange Commission, the New Jersey Department of Banking and Insurance, NASDAQ and the Federal Reserve Bank). On September 17, 1999 the Plan of Acquisition was consummated. All of the then outstanding shares of the Bank were exchanged for an equal number of shares of Skylands Financial Corporation common stock and Skylands Financial Corporation acquired all of the outstanding shares of the Bank. This exchange of shares has been accounted for as a reorganization of entities under common control resulting in no changes in the underlying amount of assets and liabilities.

         Note 2. BASIS OF PRESENTATION

         This quarterly report presents the consolidated financial statement of the Skylands Financial Corporation and its subsidiary Skylands Community Bank and Skylands Community Investment Company, Inc., a subsidiary of Skylands Community Bank. The term "Company" refers to Skylands Financial Corporation and Skylands Community Bank, (the "Bank") as a consolidated entity. See "Note 1. FORMATION OF HOLDING COMPANY." The Company is a one-bank holding company. All prior period references and financial comparisons are to Skylands Community Bank and its subsidiary, Skylands Community Investment Company, Inc. Unless specifically stated to the contrary, these references will identify the "Company."

         The unaudited financial statements of the Company reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of results for the interim period. Although the Company believes that the financial statements are adequate to make the information provided not be misleading, it is suggested that these financial statements be read in conjunction with the Bank's audited financial statements and notes thereto for the fiscal year ended December 31, 1998. These notes are included in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The results of the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for the full year.

         The financial information in this quarterly report has been prepared in accordance with the Company's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted.

         Note 3. INTEREST.

         The line item for "Accrued expenses and other liabilities" includes accrued interest expense of $336,000 at September 30, 1999 and $104,000 at December 31, 1998.

         Note 4. RELATED PARTY TRANSACTIONS.

         In October 1997, the Company entered into a five-year sublease agreement with RoNetco Supermarkets, Inc. for an in-store "Financial Service Facility" at a supermarket in Byram, New Jersey which is operated by RoNetco Supermarkets, Inc. The office opened in June of 1998. An officer and shareholder of RoNetco Supermarkets, Inc. is also a director of the Company. Management believes that this transaction was on substantially the same terms and conditions as those prevailing at the time for comparable transactions with non-related parties.

         Note 5. IMPAIRED LOANS.

         A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. At September 30, 1999 and December 31, 1998 impaired loans consisted of non-accrual loans and one loan totaling $340,000 and $383,000 that was previously on non-performing status which has been renegotiated by the Company and is performing in accordance with the agreed upon terms. The loan has been returned to a performing status. As of September 30, 1999 and December 31, 1998 the Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                                         September 30, 1999             December 31, 1998
                                              Recorded       Valuation       Recorded      Valuation
                   (in thousands)            Investment      Allowance      Investment     Allowance
                                         -----------------------------------------------------------
        Impaired Loans-
       Valuation allowance required             1,656            232          1,342            166
       No valuation allowance required              0              0              0              0
                                                -----          -----          -----          -----
       Total Impaired loans                     1,656            232          1,342            166
                                                =====          =====          =====          =====

         The valuation allowance is included in the allowance for possible loan and lease losses in the accompanying statement of condition. The average recorded investment in impaired loans for the periods ended September 30, 1999 and December, 31, 1998 was $1,509,000 and $930,000,
         respectively.

         Accounting standards require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original, effective interest rate. As a practical expedient, impairment may be measured on the loan's observable market price or the fair value of the collateral if the loan is collateral dependant. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Large groups of smaller-balance homogenous loans, such as residential mortgage loans, credit card loans and consumer loans are collectively evaluated for impairment.

         NOTE 6. COMPREHENSIVE INCOME.

         During the first quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The objective of SFAS No. 130 is to show "comprehensive income' and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

         Comprehensive income is the total of net income and all other non-stockholder changes in equity. There are several types of non-stockholder changes in equity, but the only one that is relevant for the Company is unrealized holding gains/losses on securities classified as available for sale. Transactions with stockholders, such as proceeds from the sale of stock and the payment of dividends, are not part of comprehensive income.

         The tax effect of other comprehensive income is as follows:

                                                                       Before                                 Net of
                                                                     Tax Amount         Tax Effect          Tax Amount
                                                                     ----------         ----------          ----------
             Period ended September 30, 1999
             Unrealized losses on securities-
             Unrealized holdings losses arising during period         ($327,000)         $ 124,000          ($203,000)
                Less- Reclassification adjustments for
                      gains realized in net income                       47,000            (18,000)            29,000
                                                                      ---------          ---------          ---------
             Other comprehensive loss                                 ($280,000)         $ 106,000          ($174,000)
                                                                      =========          =========          =========


                                                                      Before                             Net of
                                                                    Tax Amount       Tax Effect        Tax Amount
                                                                    ----------       ----------        ----------
             Period ended September 30, 1998
             Unrealized losses on securities-
             Unrealized holdings gains arising during period         $  9,000         ($ 3,000)         $  6,000
                Less- Reclassification adjustments for
                      gains realized in net income                     56,000          (19,000)           37,000
                                                                     --------         --------          --------
             Other comprehensive income                              $ 65,000         ($22,000)         $ 43,000
                                                                     ========         ========          ========


         Note 7. ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES.

         Changes in the allowance for possible loan and lease losses are summarized as follows:

                                    September 30, 1999    December 31, 1998
                                    ------------------    -----------------
Balance, beginning of year             $ 1,873,000          $ 1,374,000
Provision charged to expense               606,000              665,000
Loans charged off                         (309,000)            (185,000)
Recoveries of loans previously
   charged off                               7,000               19,000
                                       -----------          -----------
Balance, end of period                 $ 2,177,000          $ 1,873,000
                                       -----------          -----------

         Note 8. NEW FINANCIAL ACCOUNTING STANDARD.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments embedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a reporting company to record every covered derivative instrument on its balance sheet as either an asset or liability measured at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to be for all quarters of fiscal years beginning after June 15, 2000. However, reporting companies may adopt it on a going forward basis as of the start of any fiscal quarter. The Company does not currently have any derivative instruments, therefore it does not expect implementation of SFAS No. 133 as amended by SFAS No. 137 to have a material impact on its financial statements.

         Note 9. EARNINGS PER SHARE.

         BASIC EARNINGS PER SHARE is based on the weighted average number of shares outstanding for the periods presented.

         DILUTED EARNINGS PER SHARE is computed based on the weighted average number of outstanding shares outstanding for the periods presented adjusted for the effect of stock options and warrants outstanding, if dilutive.

         The following is a reconciliation of the calculation of year to date basic and diluted earnings per share:

                                                                        Weighted         Per
                                                                         Average        Share
                                                        Income           Shares         Amount
                                                      ----------       ----------       ------
For the period ended September 30, 1999-
  Basic Earnings per share- Income available to
  common shareholders                                 $1,707,000        2,507,520       $0.68
  Effect of Dilutive Securities- Stock Options                 0           81,401
----------------------------------------------------------------------------------------------
Diluted Earnings per share- Income available to
  common shareholders plus assumed conversions        $1,707,000        2,588,921       $0.66
==============================================================================================
For the period ended September 30, 1998-
  Basic Earnings per share- Income available to
  common shareholders                                 $1,344,000        2,502,904       $0.54
  Effect of Dilutive Securities- Stock Options                 0          111,782
----------------------------------------------------------------------------------------------
Diluted Earnings per share- Income available to
  common shareholders plus assumed conversions        $1,344,000        2,614,686       $0.51
==============================================================================================

         All per share data has been restated to reflect the five percent stock dividend paid in April of 1999.

         Note 10. LOANS.

         Loans outstanding by classifications at September 30, 1999 and December 31, 1998 are as follows:

                                                                 9/30/99        12/31/98
                                                                 --------       --------
             Loans secured by real estate-
                Nonresidential properties                        $ 22,915       $ 22,860
                Residential properties                             51,726         40,117
             Commercial and industrial loans                       60,853         47,708
             Loans to individuals                                   5,998          6,638
                                                                 --------       --------
                                               Total loans       $141,492       $117,323
                                                                 ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the Company's products, results of operations and prospects. These forward-looking statements involve risk and uncertainties, including risk related to general economic business conditions, among them the availability and cost of funds; interest rate fluctuations; changes which could affect customer spending; industry trends; the loss of major customers; and changes in demand for the Company's products as detailed from time to time in the Company's filings with the Securities and Exchange Commission and previously in the Bank's filings with the Federal Deposit Insurance Corporation. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties, including those set forth above, which could cause actual results to differ materially from those described in the forward-looking statements.

     Business

     Skylands Financial Corporation is a one-bank holding company whose principal asset is Skylands Community Bank. Skylands Community Bank (the "Bank") is a commercial bank formed under the laws of New Jersey on May 17, 1989, and which commenced operations on October 9, 1990. The Company's and the Bank's main office and operations center is located at 24-26 Crossroads Center, Route 517, Independence Township, Warren County, New Jersey 07840. The Company currently has six branches. They are located at Netcong (the "Netcong Branch"), Succasunna (the "Roxbury Branch"), Oxford (the "Oxford Branch"), Lake Hopatcong (the "Jefferson Branch"), Stanhope (the "Byram Branch") and Rockaway (the "Rockaway Branch"). As a full-service community bank, it is believed that the establishment of these branch offices is an important step in the growth of the Company and continues to advance the Company's strategy of growth and expansion of its market area. These branches give the Company access to new markets, which allow it to expand its deposit base and present new lending opportunities.

     The Company engages in the general business of commercial banking and offers traditional deposit services such as checking, savings and certificates of deposit. For its commercial customers, the Company offers loans for equipment, working capital needs and commercial real estate as well as New Jersey Economic Development Authority and Small Business Administration loans. The Company also bids for tax anticipation notes and bond anticipation notes. In consumer lending, the Company offers personal, automobile, credit card, home equity and home improvement loans and makes one-to-four family residential real estate loans available for its customers. The Company believes it offers competitive rates for its deposit and loan services, thereby enabling consumers and business entities in its service areas to avail themselves of the Company's credit and non-credit services.

     Regulatory approval was received by the Company to establish a branch on Mountain Avenue in Hackettstown, NJ. The Company also plans to move its administrative offices to this location. The premises are under construction and should be ready for occupancy in the first quarter of 2000.

     Results of Operations

     For the three-month period ended September 30, 1999, the Bank recorded net income of $610,000 as compared to net income of $467,000 for the three-month period ended September 30, 1998. This represents an increase of $143,000 or 30.6%. Basic net income per share for the three-month period ended September 30, 1999 was $.24 per share versus $.19 per share for the period ended September 30, 1998, representing an increase of $.05 per share or 26.3%. For the nine months ended September 30, 1999, the Bank recorded net income of $1,707,000 as compared to $1,344,000 for the nine months ended September 30, 1998. This represents an increase of $363,000 or 27.0%. Basic net income per share for the nine month periods ended September 30, 1999 and September 30, 1998 was $.68 and $.54 per share respectively, representing an increase of $.14 per share or 25.9%.

         Net interest income, which represents the difference between the interest and fees earned on loans and investments and the cost of funds was $2,481,000 and $6,884,000 for the three and nine-month periods ended September 30, 1999. It was $1,884,000 and $5,401,000 for the three and nine-month periods ended September 30, 1998. These results represent increases of $597,000 or 31.7% and $1,483,000 or 27.5% over the same periods in 1998. The Bank has been able to accomplish these changes due to increases in earning assets, primarily loans and investments, which are funded by increases in deposits. The borrowing capacity and liquidity resulting from membership in the Federal Home Loan Bank ("FHLB") has also aided asset growth by providing an alternative source of funding to deposits on a short term basis. The ratio of loans to deposits continued to increase during the period. It rose to 72.5% from 71.0% and 70.3% at December 31, 1998 and September 30, 1998 respectively. The change in this ratio had a positive impact on the Company's net interest income. Income and fees on loans increased to $3,028,000 and $8,410,000 from $2,415,000 and $6,808,000 for the three and nine month periods ending September 30, 1999 and September 30, 1998, respectively. These results represented dollar increases of $613,000 and $1,602,000, respectively and percentage increases of 25.4% and 23.5% over the same periods in 1998. The increase in interest income was moderated by an increase in interest expense primarily attributable to the increase in average deposits. Total interest expense increased to $1,513,000 and $4,242,000 from $1,345,000 and $3,800,000 for the three and nine month periods ending September 30, 1999 and September 30, 1998, respectively. These results represented dollar increases of $168,000 and $442,000, respectively and percentage increases of 12.5% and 11.6%, respectively over the same periods in 1998. This increase in interest expense, in turn, was moderated by a decline in the cost of funds to 3.11% for the nine month period ended September 30, 1999 versus 3.47% for the nine month period ended September 30, 1998. Net interest income was also impacted favorably by the funding provided by the increase of non-interest bearing deposits (checking accounts). At September 30, 1999 the year to date average balance of checking accounts increased by $6,665,000 or 22.9% from the December 31, 1998 average balances.

     The Allowance for Possible Loan and Lease Losses ("ALLL") is established to provide for potential losses in the Company's loan portfolio. The Company maintains its ALLL at a level considered by management to be adequate to cover the inherent risks of loan loss associated with its loan portfolio, although actual losses may vary from current estimates. The Company increased its ALLL during the first nine months of 1999 by $304,000 to $2,177,000. This was accomplished by virtue of a provision of $606,000 in the first nine months of 1999 and net charge offs for the period of $302,000. The Company may continue to make additional provisions to the ALLL in future months. See "Financial Condition" below.

     Increases in Other Income for the three-month and nine-month periods of 1999 versus the same period in 1998 also contributed to the Company's net income. For the three-month period ended September 30, 1999, Other Income, exclusive of securities transactions, increased by $26,000, or 11.5% over the three-month period ended September 30, 1998. For the nine-month period ended September 30, 1999 other income, exclusive of securities transactions, increased by $134,000 or 22.4% over the nine-month period ended September 30, 1998. Other Income consists primarily of service charges on deposit accounts. The increases in Other Income, less securities gains, are attributable both to the overall growth of the Company and the opening of the Byram and Rockaway Branches in 1998. It is expected that Other Income (Non-Interest Income) will continue to make an important contribution to the Company's profitability.

     Total Other Expenses increased for the three-month and nine-month periods ending September 30, 1999 versus the same periods in 1998. This is primarily due to the expenses associated with the significant growth of the Company's loan and deposit portfolios and the total assets of the Company. This growth resulted from the opening of the Byram Township and Rockaway Branches and an ongoing, concerted effort to generate new loan and deposit growth in the existing branches. Total Other Expenses consist of Personnel Expense, Occupancy Expense, Equipment and Furniture Expense and Other Operating Expenses. These expenses increased by 10.3% or $134,000 for the three-month period ended September 30, 1999, versus the same period in 1998. The increase for the nine-month period ended September 30, 1999 was 17.4% or $631,000 for the nine-month period ended September 30, 1999 versus the same period in 1998. The Byram and Rockaway Branches, which opened in 1998, contributed to increases in all of the categories of Other Expenses. In addition, the overall growth of the Company and of the loan portfolio in particular, necessitated additions to staff to assure a consistently high level of customer service, to properly manage the loan portfolio. All of these actions, while necessary to the continued growth of the Company have contributed to the expansion of the Company's franchise. They have also have served to increase the level of salary and benefit expenses. Salaries and Employee Benefits increased by $111,000 or 20.3% for the three-month period ended September 30, 1999 and by $336,000 or 21.0% for the nine-month period ended September 30, 1999. Occupancy Expense and Equipment and Furniture Expense increased by $45,000 for the three-month period ended September 30, 1999 versus the same period in 1998 and by $155,000 for the nine-month period ended September 30, 1999. Other Operating Expense decreased by $22,000 or 3.7% for the three-month period ending September 30, 1999 and increased by $140,000 or 8.8% for the nine-month period ended September 30, 1999.

     Since the inception of Skylands Community Bank in 1990, the Company has opened six additional branches as described in "Business" above. The expansion of the Company's market area as a result of these branch openings has contributed significantly to the increases the Company has experienced in assets (primarily loans and investments) and deposits. At September 30, 1999, total assets had grown to $214,334,000 as compared to $179,535,000 at December 31, 1998 and $169,079,000 at September 30, 1998. This represents an increase of $34,799,000 or 19.4% over December 31, 1998 and $45,255,000 or 26.8% over
September 30, 1998. Total deposits at September 30, 1999 were $195,172,000, which represented volume and percentage growth over December 31, 1998 and September 30, 1998 of $29,913,000, or 18.1%, and $40,042,000, or 25.8%,
respectively.

     The Company's principal earning assets are its loans. Total loans at September 30, 1999 were $141,492,000, versus $117,323,000 at December 31, 1998 and $109,038,000 at September 30, 1998. These results represent increases of $24,169,000 or 20.6% and $32,454,000 or 29.8% when compared to the periods ending December 31, 1998 and September 30, 1998, respectively.

     Inherent in the lending function is the risk of deterioration in the borrowers' ability to repay their loans under the terms and conditions of the original loan document. Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal and/or interest payments being in default for a period of ninety days or more. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as Management determines that the financial condition of the borrower and others factors pertinent to the credit merit recognition of such payments as interest income. As of September 30, 1999, December 31, 1998 and September 30, 1998, the Company had non-accrual loans of $1,316,000, $959,000, and $224,000, respectively.

     Non-performing assets also include the Company's holdings in Other Real Estate Owned ("OREO"). At September 30, 1999 and December 31, 1998 and September 30, 1998, the Company had one commercial property with an outstanding balance of $105,000 in OREO. All amounts, when transferred to OREO, are done at the lesser of the recorded loan balance or the fair market value of the property, net of its related cost to sell. Any write-downs to the loan balance required at the time the loan is transferred to OREO are recorded as a charge to the ALLL. Write-downs resulting from declines in the fair market value of the property subsequent to the initial transfer from loans are expensed and included in other operating expenses. In addition, costs associated with maintaining OREO properties, including utilities, taxes, general repairs and maintenance are expensed as incurred. It is the Company's intent to dispose of the property as expeditiously as possible at a value considered fair given current market conditions and circumstances surrounding the sale. During the first nine months of 1999, the Company incurred expenses related to OREO properties of $2,000 versus $25,000 for the first nine months of 1998.

     Financial Condition

     At September 30, 1999, impaired loans consisted of non-accrual loans and one loan totaling $340,000 that was previously on non-performing status and which had been renegotiated by the Company in the fourth quarter of 1996. At September 30, 1999 it was performing in accordance with the newly agreed upon terms. The total amount of impaired loans at September 30, 1999, December 31, 1998 and September 30, 1998 were $1,656,000, $1,342,000 and $615,000, respectively.

     Non-performing assets, excluding the renegotiated loan, which, at September 30, 1999 was performing, as a percentage of total assets were .66 % and were 1.00% of total loans, respectively at September 30, 1999. At December 31, 1998, they were .59% of total assets and .91% of total loans. At September 30, 1998, they were .19% of total assets and .30% of total loans. Management believes that despite the volume increases of non-performing assets, the ratios of non-performing assets remains within the Company's peer group levels.

     Concomitant with the increase in the Company's loan portfolio through September 30, 1999, the Company's ALLL increased to $2,177,000 at September 30, 1999, which is 1.54% of total loans compared to ALLL of $1,873,000 at December 31, 1998 which was 1.60% of total loans. At September 30, 1998 ALLL of $1,629,000 represented 1.49% of total loans. At September 30, 1999 the Company's ALLL as a percentage of non-accrual and impaired loans was 131.4% versus 139.6% at December 31, 1998 and 294.6% at September 30, 1998. The Company maintains an allowance for possible loan and lease losses at a level considered by management to be adequate to cover the inherent risks of loan loss associated with its loan portfolio, although actual losses may vary from current estimates. At September 30, 1999 the Company's ALLL as a percentage of non-accrual loans and OREO was 153.2% versus 176.0% at December 31, 1998 and 495.1% at September 30, 1998.

     Given the total level of loans and the amount of non-performing and impaired loans at September 30, 1999, Management feels that the balance of the ALLL is adequate based upon its monthly review and analysis which is presented to and approved by the Board of Directors. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers and the Company's Audit Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. As adjustments to the ALLL become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). As the loan portfolio grows future provisions to the ALLL may be required. Future provisions may also be required to the ALLL based on changes in economic conditions, borrowers' ability to repay their obligations and other factors.

     Management believes that the Company's current sources of funds, which are primarily deposits, provide adequate liquidity for the current cash flow needs of the Company. The primary cash flow needs of the Company result from increases to the loan portfolio and decreases in the level of deposits. The Company is a member of the Federal

Home Loan Bank and has established a line of credit with the Federal Home Loan Bank to further augment its liquidity.

     A significant measure of the strength of a financial institution is its capital base. The regulators of Skylands Community Bank (primarily the FDIC) have defined and classified bank capital into the following components:

     1. Tier I Capital, which includes tangible shareholders' equity and qualifying preferred stock.

     2. Tier II Capital, which includes a portion of the ALLL and preferred stock which does not qualify for Tier I capital.

     Skylands Community Bank is required by its regulators to maintain minimum capital ratios. There are three primary capital ratios that banks must adhere to:

     1.   The Tier I Capital to Risk Based Asset ratio.

     2.   The Total Capital to Risk Based Assets ratio.

     3.   The Leverage ratio.

     The first two of these ratios require the Bank to maintain capital as a percentage of its assets and certain off balance sheet items as adjusted for pre-defined credit risk factors. The third ratio, the leverage ratio, measures Tier I capital as a percentage of the three month average of tangible month end assets. The following chart reflects the required capital ratios and the actual ratios maintained by Skylands Community Bank at September 30, 1999:

                                                            To Be Well
                                                            Capitalized
                                             For Capital    Under Prompt
                                               Adequacy   Corrective Action  Actual Ratio at
                  Ratio                        Purposes      Provisions       Sept. 30,1999
                  -----                      -----------  -----------------  ---------------
Tier I Capital to Risk Weighted Assets             4%             6%            10.49%
Total Capital to Risk Weighted Assets              8%            10%            11.74%
Leverage Ratio                                     4%             5%             6.53%

     The following chart reflects the required capital ratios and the actual ratios maintained by Skylands Financial Corporation at September 30, 1999:

                                                            To Be Well
                                                            Capitalized
                                             For Capital    Under Prompt
                                               Adequacy   Corrective Action  Actual Ratio at
                  Ratio                        Purposes      Provisions       Sept. 30,1999
                  -----                      -----------  -----------------  ---------------
Tier I Capital to Risk Weighted Assets             4%             6%            10.50%
Total Capital to Risk Weighted Assets              8%            10%            11.76%
Leverage Ratio                                     4%             5%             6.54%


     Failure to meet the minimum capital requirements listed above can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to quantitative judgements about components, risk weightings and other factors. Management believes, as of September 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.

         Shareholders equity increased by $1,480,000, or 10.9% to $15,099,000 at September 30, 1999 from the December 31, 1998 level of $13,619,000. This increase was attributable to net income of $1,707,000, the exercise of stock options of $48,000 and $78,000 contributed by shareholders through the Dividend Reinvestment Plan. These increases were partially offset by a decrease of $174,000 in the unrealized loss on securities available for sale, quarterly cash dividends paid totaling $.07 per share and cash payments for fractional shares resulting from the 5% stock dividend paid in April of 1999 which amounted to $179,000.

                                     Part II
                                Other Information

     Item 1 - Legal Proceedings

              Skylands Community Bank and its subsidiaries are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Company's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

     Item 2 - Changes in the Rights of Securities Holders

         None

     Item 3 - Defaults upon Senior Securities

         None

     Item 4 - Submissions of Matters to a Vote of Securities Holders

         None

     Item 5 - Other Information

         Year 2000

              The Company is aware of the issues associated with the programming code in existing computer systems as the "Year 2000" approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation may be affected in some way by the rollover of a two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

                  The Company has formed a committee, which has identified the areas that must be addressed. These areas include the impact of the Year 2000 on the software and hardware used by the Company, the impact of the year 2000 on the Company's borrowers, the impact of the year 2000 on the Company's operating environment and meeting unusual cash withdrawals by the Company's depositors. The Committee has supervised the testing of the computer hardware and software utilized by the Company to asses its date sensitivity and ability to recognize the year 2000. Testing indicates that all software and hardware used by the Company is Year 2000 compliant. The Committee has drawn up and implemented contingency plans to address situations that could arise if the Company's systems malfunction as a result of internal or external causes. The contingency plans also include procedures to provide additional liquidity in the event of unusual cash withdrawals by the Company's depositors. The Year 2000 activities include programs to raise the awareness of the Company's borrowers of the nature of the Year 2000 issue. The Company expects to incur costs of less than $10,000 to meet Year 2000 issues. In the opinion of Management, the impact of Year 2000 compliance will not be material.

                  The Company's Y2K Committee has sent questionnaires to all of its primary vendors and service providers, inquiring as to the extent such vendors and providers are addressing Y2K Issues. The Committee has accepted a response of either a completed questionnaire, or the Y2K disclosure of the respondent. As of this date, the Company is satisfied with the efforts and level of awareness and preparedness the respondents have exhibited, and the Company does not have a relationship with a vendor at a level viewed by the Company as unacceptable with respect to Y2K preparedness. The Company does require, and has required since the beginning of 1999, potential borrowers to maintain a satisfactory level of awareness and preparation for Y2K issues.

                  As noted above, the Company has developed and implemented contingency plans for numerous Y2K scenarios, including a contract for a Disaster Recovery Processing Site, in the event of a complete failure of the Company's operating system. The Company intends to transact business from hard-copy account information, starting December 30, 1999, and continuing until the Company's Y2K Committee is satisfied that the operating system is working properly. Such hard-copy information would be available to the Disaster Recovery Processing Site.

       Item 6 - Exhibits and Reports on Form 8-K

         a. Exhibits - The following Exhibit is being filed herewith:

                  Exhibit 27 - Financial Data Schedule

         b. Reports on Form 8-K - None

                                   SIGNATURES

     Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SKYLANDS INVESTMENT COMPANY


                      Date:  November 15, 1999       /s/Michael Halpin
                                                     --------------------------
                                                     Michael Halpin
                                                     President &
                                                     Chief Executive Officer


                      Date: November 15, 1999        /s/ Edward W. Mahnken, Jr.
                                                     --------------------------
                                                     Edward W. Mahnken, Jr.
                                                     Vice President &
                                                     Principal Financial Officer