Form 10KSB
period 1999-12-31
SKYLANDS FINANCIAL CORP
filed 2000-03-30
CIK 1083286

                     SECURITIES AND EXCHANGE COMMISSION20549
                                   FORM 10-KSB

                                  ANNUAL REPORT
                          PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                         Skylands Financial Corporation
                 (Name of small business issuer in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3644018
                      (IRS Employer Identification Number)

                               176 Mountain Avenue
                         Hackettstown, New Jersey 07840
               (Address of principal executive offices) (Zip Code)

                                  908-850-9010
                (Issuer's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

           Securities registered under Section 12(g) of the Act: None

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or
      information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10 -KSB. |_|

  For the fiscal year ended December 31, 1999, the Issuer had total revenues of
      $16,574,000. The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 2000 was $24,025,084.

The number of shares of the Issuer's Common Stock, $2.50 par value, outstanding as of March 27, 2000 was 2,533,869.

DOCUMENTS INCORPORATED BY REFERENCE

    10-KSB Item                                   Document Incorporated

Item 10. Directors and Executive                     Proxy Statement for 2000
         Officers of the Company;                    Annual Meeting of
         Compliance with Section 16(a)               Shareholders to be filed no
         Of the Exchange Act                         later than April 29, 2000.
--------------------------------------------------------------------------------

Item 11. Executive Compensation                      Proxy Statement for 2000
                                                     Annual Meeting of
                                                     Shareholders to be filed no
                                                     later than April 29, 2000.
--------------------------------------------------------------------------------

Item 12. Security Ownership of Certain               Proxy Statement for 2000
         Beneficial Owners and                       Annual Meeting of
         Management                                  Shareholders to be filed no
                                                     later than April 29, 2000.
--------------------------------------------------------------------------------

Item 13. Certain Relationships and                   Proxy Statement for 2000
         Related Transactions                        Annual Meeting of
                                                     Shareholders to be filed no
                                                     later than April 29, 2000.
--------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

Item 1.     Description of Business                                            4

Item 2.     Description of Property                                            9

Item 3.     Legal Proceedings                                                 10

Item 4.     Security Ownership of Certain Beneficial Owners
               and Management                                                 10

PART II

Item 5.     Market for Registrant's Common Equity and
               Related Stockholder Matters                                    10
Item 6.     Selected Consolidated Financial Data                              10

Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11

Item 8.     Financial Statements and Supplementary Data                       32

Item 9.     Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosures                        54

PART III

Item 10.    Directors and Executive Officers of the Registrant                54

Item 11.    Executive Compensation                                            54

Item 12.    Security Ownership of Certain Beneficial                          54
               Owners and Management

Item 13.    Certain Relationships and Related Transactions                    56

PART IV

Item 14.    Reports On Form 8-K And Exhibits                                  55

Item 1 - Business

General

      Skylands Financial Corporation (the "Company") is a one-bank holding company incorporated under the laws of the sate of New Jersey in February 1999 to serve as a holding company for Skylands Community Bank (the "Bank"). Unless the context otherwise requires, all references to the "Company" in this Annual Report shall be deemed to refer also to the Bank. All prior period references and financial comparisons are to Skylands Community Bank and its subsidiary, Skylands Community Investment Company, Inc.

      At its Annual Meeting of Shareholders on April 20, 1999, a proposal was considered to form a one-bank holding company by adopting a Plan of Acquisition, which had been executed on February 18, 1999 between the Bank and Skylands Financial Corporation. The Plan, which provided for the acquisition of all of the stock of the Bank by Skylands Financial Corporation, a newly formed New Jersey corporation, was approved by a two-thirds majority of shareholders eligible to vote. As of August 9, 1999, all of the required approvals had been obtained from the relevant regulatory authorities (the Securities and Exchange Commission, the New Jersey Department of Banking and Insurance, NASDAQ and the Federal Reserve Bank). On September 17, 1999 the Plan of Acquisition was consummated. All of the then outstanding shares of the Bank were exchanged for an equal number of shares of Skylands Financial Corporation common stock and Skylands Financial Corporation acquired all of the outstanding shares of the Bank. This exchange of shares has been accounted for as a reorganization of entities under common control resulting in no changes in the underlying amount of assets and liabilities.

      The Bank, the operating entity of Skylands Financial Corporation, is a full service commercial bank located in northern New Jersey. The principal offices of the Company and the Bank are located at 176 Mountain Avenue, Hackettstown, NJ. The Company assumed occupancy of these premises on February 23, 2000. Prior to that date, the principal offices were at 24-26 Crossroads Center, Independence, NJ. There are currently seven branches in the principal service area, which is in Warren, Sussex and Morris Counties, New Jersey. The branches are located at 24-26 Crossroads Center, Independence, NJ, 9 Ledgewood Avenue, Netcong, NJ, 262 Route 10, Succasunna, NJ, 157 Route 31 North, Oxford, NJ, 694 Route 15 South, Suite 101, Lake Hopatcong, NJ, in the Shop-Rite supermarket at Byram, 90-80 Route 206, Stanhope, NJ and 272 Route 46, Rockaway, NJ. The Bank was formed under the laws of New Jersey in 1989 and commenced operations on October 9, 1990. As a full-service community bank, the Company believes that the establishment of branch offices is an important step in its continued growth and that these branches provide access to new markets, which allow it to expand its deposit base and present new lending opportunities.

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

      On February 23, 2000, the Skylands Financial Corporation entered into a definitive Agreement and Plan of Merger with Fulton Financial Corporation, under the terms of which the Company will be merged with and into Fulton Financial Corporation. See the Proposed Merger section of this Management Discussion and Analysis and Footnote 20 of the Financial Statements.

Services

      The Company engages in the general business of commercial banking. The Company offers traditional commercial banking services such as savings and checking accounts and provides commercial, consumer and mortgage loans. Bank deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to its applicable limits. The Company provides a wide range of commercial banking products and services, including personal and business checking accounts, certificates of deposit, money market accounts and regular savings accounts. The Company does not presently have any trust powers and, therefore, does not offer any trust services.

      The Company structures its specific services and charges in a manner designed to attract the business of small and medium-sized businesses and the professional community, as well as that of individuals, in its service areas. As a general rule, specific banking services are offered only on a basis believed to be profitable. Extensions of credit are made only in instances in which the Company believes they will be sound and collectible. Such services are charged for fully unless other aspects of the account relationship provide sufficient earnings to offset the cost of the services provided.

      The Company engages in a wide range of lending activities and offers commercial, consumer, mortgage, construction and personal loans. All lending decisions are made primarily on the basis of soundness and in compliance with all applicable laws. The Company has also participated in multi-bank credit arrangements in order to take part in loans for amounts, which are in excess of the Company's lending limit. In commercial lending, the Company offers loans for equipment and working capital needs, as well as New Jersey Economic Development Authority and Small Business Administration loans. The Company also bids for tax anticipation notes and bond anticipation notes. In consumer lending, the Company offers cash reserve credit lines and personal, automobile, bridge, home equity, home improvement and community development loans. The Company also makes available a portion of its funds for one- to four-family residential real estate loans.

      The Company believes it offers competitive rates for its services, thereby enabling consumers and business entities in its service areas to avail themselves of the Company's credit and non-credit services. See "Competition" below.

      The Company is fully computerized and uses the data processing services of The National Bank of Sussex County. All Company departments are automated, and the Company believes the data processing services available to Company customers compare favorably with those of competing financial institutions. The Company is also a member of the MAC(TM) Money Access Service, a regional automated teller network system.

      As of March 9, 2000, the Company had 60 full-time employees and 12 part-time employees.

Competition

      The Company competes with commercial banks, savings banks and savings and loan associations, some of which have assets, capital and lending limits (ceilings on the amount of credit a bank may provide a single customer that are linked to the institution's capital) greater than the Company. There are approximately eleven such institutions in the Company's service area. The Company competes both in attracting deposits and borrowers with these institutions, as well as with regional and national insurance companies and non-bank banks, with regulated small loan companies and local credit unions, and with regional and national issuers of money market funds.

      In addition to having established deposit bases and loan portfolios, some of these institutions, particularly the large regional commercial and savings banks, have the ability to finance extensive advertising campaigns and to allocate considerable resources to locations and products perceived as profitable. Significantly, these institutions have larger lending limits and, in certain cases, lower funding costs (the price a bank must pay for deposits and other borrowed monies used to make loans to customers). Many of these institutions also offer certain services, such as trust services, which are not currently offered by the Company.

      The Company has sought to offer an alternative, community-oriented style of banking in an area which at present is mainly dominated by these larger, statewide institutions. The Company has sought to be a positive force by assisting in the development of the residential sector, by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working and shopping in the Company's service areas by extending consumer loans and by offering depository services. The Company believes that the following attributes of the Company have made the Company attractive to local business people and residents.

      o     Competitively priced services.

      o Direct and easy access to the Company's management by members of the community, whether during or after business hours.

      o Local conditions and needs are taken into account by the Company when deciding loan applications and making other business decisions affecting members of the community.

      o Responsiveness of the Company's personnel for requests for information and services by depositors and others.

      o     Depositors' funds are invested back into the community.

      o Positive involvement of the Company in the community affairs of Warren and Morris Counties.

Supervision and Regulation

      As a bank holding company, the Company is subject to the regulation, supervision and control of the Federal Reserve Bank. As a New Jersey-chartered commercial bank, the Bank is subject e New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Company, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Company to expand through new branches or acquisitions and various other matters.

      Insurance of Deposits. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund (BIF). The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") is applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (I) the probability that the insurance fund will incur a loss with respect to the institution, (II) the likely amount of the loss, and (III) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. The Bank is also subject to a quarterly assessment of the Federal Finance Corporation, or FICO, relating to the re-capitalization described below under "Recent Regulatory Enactments."

      Dividend Rights. Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

      Recent Regulatory Enactment's On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

      The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries. National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments, and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

      The GLB Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party. At this time, the Company does not have any plans to become a financial holding company, and is unable to predict the impact the GLB Act may have upon its or its subsidiaries' financial condition or results of operations.

      The Company's Common Stock is registered under the Securities Exchange Act of 1934. As a result, the Company is subject to the SEC's rules regarding, among other things, the filing of periodic public reports, the solicitation of proxies, and the conduct of tender offers.

Profitability, Monetary Policy and Economic Conditions

      Most of the Company's assets consist of individual and commercial loans and investments in government obligations, and most of its liabilities consist of customers' deposit balances. The Company does not at this time intend to rely on large denomination certificates of deposit because of the liquidity risk such deposits pose. The Company therefore derives the largest portion of its gross income from the interest rate differential between its loan and investment income and the interest it must pay its depositors. Since virtually all customer deposits are insured by the federal government, the rates that the Company must pay to attract deposits will largely be a function of competition in the local banking market. Interest rates on individual and commercial loans are, usury ceilings excepted, also unregulated and determined in the market place. Deposit and loan rates of interest, however, also move in response to regional, national and, increasingly, international economic conditions in general, and in step with specific actions taken by the Federal Reserve with respect to the money supply. The Federal Reserve influences the supply of money, and its cost, through its open market purchase and sale of government obligations, through changes in the discount rate it charges member banks to borrow from it, and through the reserve requirements it imposes upon bank deposits.

      In a banking environment, where the rates of interest banks charge on loans and pay on deposits generally "float" (i.e., are readjusted over relatively short time intervals), the Company's ability to generate income from its lending and investment activities depends in large part on its success in managing its assets and liabilities. Asset and liability management, in turn, means matching, to the degree possible, the maturities of the Company's deposits and income-earning assets (its loans and investments). Since most deposits have short maturities (i.e., maturities of less than one year), the Company maintains a relatively consistent, positive interest rate differential by pricing most loans on a variable rate basis and by keeping the maturities of its loan and investment portfolio relatively short.

Item 2 - Properties

      The Company's principal offices are located at 176 Mountain Avenue, Hackettstown, NJ. The Company assumed occupancy of these premises on February 23, 2000. Prior to that date, the principal offices were at 24-26 Crossroads Center, Independence, NJ. The Company leases the offices at 176 Mountain Avenue. Pursuant to the lease, the Company rents approximately 10,000 square feet, which constitutes 66% of the rentable space in the building. The lease is for a term of five years with options for two additional terms of five years each. The lease for this property is presented in Exhibit 10(m) to this report.

      The Company leases its Crossroads branch (the former principal offices). Pursuant to the lease, the Company rents approximately 3,198 square feet, which constitutes 10.16% of the rentable space in the center. The term of the lease expires February 28, 2002. The lease for this property is presented in Exhibit 10(a) to this report.

      The Company leases the Roxbury Branch pursuant to a lease agreement with Eva Mandel, the landlord, which provides for the leasing of approximately 2,300 square feet in an office located at 262 Route 10, Roxbury, New Jersey. The lease has an initial five-year term, which ended on September 30, 1999. The Company exercised an option to extend the lease for an additional five-year term ending September 30, 2004.

      In connection with the acquisition of the Netcong Branch, the Company assumed the obligations under the existing lease agreement with Ten Properties, LP, the landlord, for the Netcong Branch, which is located at 9 Ledgewood Avenue, Netcong, New Jersey. This office occupies approximately 1,670 square feet. In July, 1996, pursuant to an option contained in the lease, the Company purchased the branch for a purchase price of $400,000. There are no encumbrances on this property.

      The Company leases the Jefferson Branch pursuant to a lease agreement with 15 South Plaza, A Limited Partnership, the landlord, which provides for the leasing of approximately 2,500 square feet in an office, located in Suite 101, 664 Route 15 South, Lake Hopatcong, Roxbury, New Jersey. The lease has an initial five-year term, which ends on November 30, 2002. The lease also provides the Company with an option to extend the lease for an additional five-year term ending November 30, 2007.

      The Company leases the Byram Branch pursuant to a lease agreement with RoNetco Supermarkets, Inc., the landlord, which provides for the leasing of approximately 450 square feet in the Shop-Rite supermarket located at 90-80 Route 206, Stanhope, New Jersey. The lease has an initial 5-year term, which ends on June 12, 2003, and provides for two 5-year renewal options. The lease for this property is presented in Exhibit 10(l) to this report.

      During 1999, the Company paid aggregate rentals under the foregoing leases of approximately $280,000. The average remaining term of these leases is approximately 3.6 years (without giving effect to any right of the Company to renew these leases).

      The Company also owns the property and building located at 157 Route 31 North, Oxford, New Jersey, which the Company acquired in March 1996. The building at this location consists of approximately 1,400 square feet. There are no encumbrances on this property.

      The Company also owns the property and building located at 272 Route 46, Rockaway, New Jersey, which the Company acquired on November 10, 1998. The building at this location consists of approximately 7,900 square feet, of which the Company occupies 3,000 square feet, and leases the remainder. There are no encumbrances on this property.

      Management believes the foregoing facilities are suitable for the Company's present operations.

Item 3 - Legal Proceedings.

      The Company is not a party to any legal proceedings, other than routine litigation incidental to the Company's business, which management does not believe would have a material effect on the Company if determined adversely.

Item 4 - Security Ownership of Certain Beneficial Owners and Management.

      No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1999.

                                     Part II

Item 5 - Market for the Company's Common Stock and Related Security Holder Matters.

      The Company hereby incorporates by reference the information set forth under the captions "Market Information", "Holders" and "Dividends", respectively of the Management Discussion and Analysis presented in Item 7 of this Form 10-KSB.

Item 6 - Selected Financial Data.

      The Company hereby incorporates by reference the "Statement of Operations Data" and "Balance Sheet Data" set forth on page 14 in Item 7 of the Management Discussion and Analysis in this Form 10-KSB.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business

      This report presents the consolidated financial statements of Skylands Financial Corporation and its subsidiary Skylands Community Bank and Skylands Community Investment Company, Inc., a subsidiary of Skylands Community Bank. The term "Company" refers to Skylands Financial Corporation and Skylands Community Bank, (the "Bank") as a consolidated entity. The Company is a one-bank holding company. All prior period references and financial comparisons are to Skylands Community Bank and its subsidiary, Skylands Community Investment Company, Inc. Unless specifically stated to the contrary, these references will identify the "Company."

      At its Annual Meeting of Shareholders on April 20, 1999, a proposal was considered to form a one-bank holding company by adopting a Plan of Acquisition, which had been executed on February 18, 1999 between the Bank and Skylands Financial Corporation. The Plan, which provided for the acquisition of all of the stock of the Bank by Skylands Financial Corporation, a newly formed New Jersey corporation, was approved by a two-thirds majority of shareholders eligible to vote. As of August 9, 1999, all of the required approvals had been obtained from the relevant regulatory authorities (the Securities and Exchange Commission, the New Jersey Department of Banking and Insurance, NASDAQ and the Federal Reserve Bank). On September 17, 1999 the Plan of Acquisition was consummated. All of the then outstanding shares of the Bank were exchanged for an equal number of shares of Skylands Financial Corporation common stock and Skylands Financial Corporation acquired all of the outstanding shares of the Bank. This exchange of shares has been accounted for as a reorganization of entities under common control resulting in no changes in the underlying amount of assets and liabilities.

      The Bank, the operating entity of Skylands Financial Corporation, is a full service commercial bank located in northern New Jersey with locations in Hackettstown, Independence, Roxbury, Netcong, Oxford, Jefferson, Byram and Rockaway. The Bank was formed under the laws of New Jersey in 1989 and commenced operations on October 9, 1990. As a full-service community bank, the Bank believes that the establishment of branch offices is an important step in its continued growth. The Bank believes that these branches provide access to new markets and allow it to expand its deposit base and present new lending opportunities for the Bank.

      The Company engages in the general business of commercial banking and offers traditional deposit services such as checking, savings and certificates of deposit. For its commercial customers, the Company offers loans for equipment, working capital needs and commercial real estate, as well as, New Jersey Economic Development Authority and Small Business Administration loans. The Company also bids for tax anticipation notes and bond anticipation notes. In consumer lending, the Company offers personal, automobile, credit card, home equity and home improvement loans and makes one-to-four family residential real estate loans available for its customers. The Company believes it offers competitive rates for its deposit and loan services, thereby enabling consumers and business entities in its service areas to avail themselves of the Company's credit and non-credit services.

      On February 23, 2000, Skylands Financial Corporation entered into a definitive Agreement and Plan of Merger with Fulton Financial Corporation, under the terms of which the Company will be merged with and into Fulton Financial Corporation. See the Proposed Merger section of this Management Discussion and Analysis and Footnote 20 of the Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes relating thereto included herein. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis to conform with 1999 data.

      The following table presents selected financial data as of December 31, 1999, 1998, 1997, 1996, and 1995, respectively, and for the years then ended. This table should be read in conjunction with the Company's financial statements and the notes thereto included herein.

                                             Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
STATEMENT OF OPERATIONS DATA                  12/31/99      12/31/98      12/31/97      12/31/96      12/31/95
---------------------------------------------------------------------------------------------------------------
Net Interest Income                          $9,497,000    $7,367,000    $6,038,000    $4,525,000    $2,856,000
Provision for Loan and Lease Losses             871,000       665,000       632,000       488,000       266,000
Net Interest Income after Provision           8,626,000     6,702,000     5,406,000     4,037,000     2,590,000
for  Loan  Losses
Total Other Income                            1,042,000       889,000       673,000       508,000       377,000
Total Other Expenses                          5,881,000     4,727,000     3,838,000     3,325,000     2,533,000
Net Income                                   $2,372,000    $1,831,000    $1,424,000    $  750,000    $  270,000
                                             ==========    ==========    ==========    ==========    ==========
Basic Earnings per Common Share (1)          $     0.95    $     0.74    $     0.58    $     0.31    $     0.14
Diluted Earnings per Common Share (1)(3)     $     0.92    $     0.71    $     0.57    $     0.30    $     0.14
Net Interest Margin (tax equivalent basis)         4.98%         4.78%         4.87%         4.43%         3.79%

                                                     At               At               At              At              At
BALANCE SHEET DATA                                12/31/199        12/31/98         12/31/97        12/31/96        12/31/95
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                    $ 219,528,000   $ 179,535,000     $ 147,088,000   $ 119,916,000   $  99,587,000
Total Loans                                       149,451,000     117,323,000        90,441,000      67,219,000      45,601,000
Allowance for Loan and Lease  Losses               (2,390,000)     (1,873,000)       (1,374,000)       (973,000)       (600,000)
Total Deposits                                    198,100,000     165,259,000       134,917,000     106,191,000      88,242,000
Total Shareholders' Equity                      $  15,832,000   $  13,619,000     $  11,694,000   $  10,166,000   $   9,557,000
Book Value per Common Share (1)                          6.26            5.47              4.74            4.14            3.89
Tangible Book Value per Common Share (1)(2)              5.76            4.82              4.03            3.44            3.08
Allowance for Possible Loan Losses  as a % of            1.60%           1.60%             1.52%           1.45%           1.32%
Total Loans
Allowance for Possible Loan Losses  as a % of             161%            195%              716%            388%             84%
Non-accrual Loans
Allowance for Possible Loan Loss as a % of                132%            140%              221%            132%             84%
Non-accrual and Impaired Loans
Leverage Ratio                                           6.61%           6.84%             6.81%           7.02%           7.78%

(1) All per share data has been restated to reflect the five percent stock dividends paid in the first quarter of fiscal year 1998 and the second quarter of fiscal year 1999.
(2) Tangible book value per common share is adjusted for the impact of intangible assets (primarily the core deposit intangible ) and the accumulated Comprehensive income (loss).
(3) In 1997 the Company adopted SFAS No. 128 "Earnings Per Share." All Prior year end earnings per share data has been restated to conform to this new pronouncement.

Financial Overview

      During 1999, the Company continued to realize the benefits of having expanded operations into new market areas. The expanded operations and market areas reflect the branch openings in Jefferson, Byram and Rockaway in 1997 and 1998. These additional office locations resulted in additional deposits to fund increased loan demand. The increased loan demand enabled the Company to increase the percentage of loans to assets and loans to deposits at December 31, 1999 to 68.1% and 75.4%, respectively, from 65.3% and 71.0% respectively at December 31, 1998. The security portfolio in turn, declined to 26.5% of total assets at December 31, 1999 versus 28.1% of total assets at December 31, 1998. These changes in the composition of the Company's balance sheet contributed to the positive financial results that the Company recorded in 1999. In 1999, the Company reported net income of $2,372,000 as compared to $1,831,000 in 1998 and $1,424,000 in 1997. This represents annual increases in net income of 29.5% and 28.6% for 1999 and 1998, respectively. Net interest income before the loan loss provision increased by $2,130,000 or 28.9% to $9,497,000 at December 31, 1999. The provision for possible loan losses was $871,000 in 1999 as compared to $665,000 in 1998 and $632,000 in 1997. These provisions contributed to the increase in the year-end balance of the allowance fol loan losses (ALL) for each period. The perceived need to increase the ALL is primarily attributable to increases in total loans and also from an increase in non-performing assets during the year. The Company's ratio of the allowance for loan losses to total loans at December 31, 1999 and 1998 was 1.60% and 1.52% in 1997.

      Total assets as of December 31, 1999 were $219,528,000, as compared to $179,535,000 at year-end 1998 and $147,088,000 at year-end 1997, for increases of 22.3% and 22.1%, respectively. Total loans as of December 31, 1999 were $149,451,000, as compared to $117,323,000 in 1998 and $90,441,000 in 1997, for
increases of 27.4% and 29.7%, respectively. Total deposits as of December 31, 1999 were $198,100,000 as compared to $165,259,000 in 1998 and $134,917,000 in
1997, for increases of 19.9% and 22.5%, respectively. The increases in total assets, loans and deposits were attributable to the continued growth of the main office in Independence and the existing branches at Netcong, Roxbury, Oxford, Jefferson and, Byram as well as having the Rockaway branch, which opened in December of 1998, open for the entire year. Although the percentage of non-accrual loans to total loans increased to 1.0% at December 31, 1999, versus 0.8% in 1998, asset quality remained strong.

Results of Operations

      The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest income is a function of the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-bearing assets as compared with that of interest-bearing liabilities. In 1999 both the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities declined. Net interest income was favorably impacted by the increase in balances outstanding in the loan portfolio, which is the primary source of interest income to the Company. Net income is also affected by the amount of non-interest income and other expenses.

      In 1999, the Company's net interest income was $9,497,000, as compared to $7,367,000 in 1998, an increase of 28.9%. Interest income increased $2,815,000 or 22.5% in 1999, primarily due to the increase in the volume of the Company's average earning assets, principally the loan and the investment portfolios. The growth in total loans was the result of an ongoing effort by the Company to generate new loans. The investment portfolio is used primarily to enhance the Company's yield on funds that are in excess of the Company's loan demand and to provide liquidity for future loan growth or decreases in deposits. Interest expense increased by $685,000 or 13.2% in 1999 versus an increase in interest expense of $845,000, or 19.5%, in 1998. The Company's increase in net interest income during 1999 was partially offset by an increase of $1,154,000, or 24.4%, in other expenses resulting primarily from the expansion of the branch network, an increase of $206,000, or 31.0%, in the provision for loan losses and augmented by an increase in other income of $153,000 or 17.2%.

      In 1998, the Company's net interest income was $7,367,000 as compared to $6,038,000 in 1997, an increase of 22.0%. Interest income increased $2,174,000, or 21.0%, in 1998, primarily due to the increases in the Company's loan portfolio, and secondarily by increases in the investment portfolio. Interest expense rose $845,000, or 19.5%, in 1998 when compared to 1997. The Company's increase in net interest income during 1998 was partially offset by increases of $889,000, or 23.2%, in other expenses, an increase of $33,000, or 5.2%, in the provision for loan losses and augmented by an increase in other income of $216,000, or 32.1%.

Net Interest Income Summary

      The following table reflects the components of the Company's net interest income for 1999, 1998 and 1997, respectively. They are: (1) average assets, liabilities and shareholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average rates earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest differential (i.e., the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities) and (5) the Company's net interest margin on interest-earning assets (i.e., net interest income divided by average interest-earning assets). Loan balances include non-performing loans, which have the effect of reducing the average rates earned on the Company's loan portfolio. All averages disclosed herein are daily averages.

                                               1999                                       1998             Average
                                             Interest                                   Interest           Rates
                                                                Average Rates
                                      Average       Income/           Earned/      Average     Income/     Earned/
                                      Balance       Expense            Paid        Balance     Expense      Paid
                                      ---------    ---------         ---------    ---------   ---------   ---------
                                                           (in thousands, except percentages)
Interest-earning assets:
     Taxable Loans (net of unearned
      income)                         $ 131,419    $  11,562              8.80%   $ 102,399   $   9,276        9.06%
     Tax exempt loans                       965           96              9.95%         982          98        9.98%
     Taxable investment securities       54,588        3,488              6.39%      48,201       3,029        6.28%
     Tax exempt securities                  933           61              6.54%           0           0        0.00%
     Interest-bearing deposits              801           32              4.00%         893          41        4.59%

     Federal funds sold at banks          3,259          172              5.28%       2,375         130        5.47%
                                      ---------    ---------         ---------    ---------   ---------   ---------
     Total interest earning assets      191,965       15,411              8.03%     154,850      12,574        8.12%
                                      ---------    ---------         ---------    ---------   ---------   ---------
Non-interest earning assets              14,452                                      11,170
Allowance for loan losses                (2,092)                                     (1,558)
    Total Assets                      $ 204,325                                   $ 164,462
                                      =========                                   =========

LIABILITIES AND SHAREHOLDERS EQUITY
Interest -bearing liabilities
     NOW deposits                     $  23,836    $     330              1.38%   $  19,336   $     344        1.78%
     Savings deposits                    55,266        1,814              3.28%      44,695       1,643        3.68%
     Time deposits                       69,726        3,568              5.12%      57,283       3,143        5.49%
     Borrowings                           2,725          143              5.25%         767          40        5.22%
                                      ---------    ---------         ---------    ---------   ---------   ---------
Total interest-bearing liabilities      151,553        5,855              3.86%     122,081       5,170        4.23%
                                      ---------    ---------         ---------    ---------   ---------   ---------
Non-interest-bearing liabilities:
Demand Deposits                          37,016                                      29,116
Other Liabilities                         1,169                                         750
                                      ---------                                   ---------
Total non-interest-bearing
  liabilities                            38,185                                      29,866
Shareholders' Equity:                    14,587                                      12,515
                                      ---------                                   ---------
Total liabilities and shareholders'
   equity                             $ 204,325                                   $ 164,462
                                      =========                                   =========

Tax equivalent adjustment                                (59)                                       (37)
                                                   ---------                                   --------
Net interest differential                          $   9,497              4.17%                $  7,367        3.89%
                                                   =========         =========                 ========   =========
Net yield on interest-earning
assets (tax equivalent basis)                                             4.98%                                4.78%
                                                                     =========                            =========

                                                        1997
                                                                         Average
                                                              Interest    Rates
                                                 Average      Income/    Earned/
                                                 Balance      Expense     Paid
--------------------------------------------------------------------------------
ASSETS                                        (in thousands, except percentages)
Interest-earning assets:
  Taxable Loans (net of unearned income)        $  78,595     $   7,309   9.30%
  Tax exempt loans                                    930            72   7.74%
  Taxable investment securities                    41,279         2,802   6.79%
  Tax exempt securities                                 0             0   0.00%
  Interest-bearing deposits at banks                  583            36   6.17%
  Federal funds sold                                2,923           164   5.61%
                                                ---------     ---------   ----
  Total interest earning assets                   124,310        10,383   8.35%
                                                ---------     ---------   ----
Non-interest earning assets                         9,746
Allowance for loan losses                          (1,170)
     Total Assets                               $ 132,886
                                                =========

LIABILITIES AND SHAREHOLDERS EQUITY
Interest-bearing liabilities
     NOW deposits                               $  13,815     $     285   2.06%
     Savings deposits                              30,874         1,037   3.36%
     Time deposits                                 51,538         2,862   5.55%
     Borrowings                                     2,422           141   5.82%
                                                ---------     ---------   ----
Total interest-bearing liabilities                 98,649         4,325   4.38%
                                                ---------     ---------   ----
Non-interest-bearing liabilities:
Demand Deposits                                    22,876
Other Liabilities                                     645
                                                ---------
Total non-interest-bearing liabilities             23,521
                                                ---------
Shareholders' Equity:                              10,716
                                                ---------
Total liabilities and shareholders' equity      $ 132,886
                                                =========
Tax equivalent adjustment                                           (20)
                                                              ---------
Net interest differential                                     $   6,038   3.97%
                                                              =========   ====
Net yield on interest-earning assets
  (tax equivalent basis)                                                  4.87%
                                                                          ====

            Net interest income also may be analyzed by segregating the volume and rate components of interest income and interest expense. The following table demonstrates for the years indicated, the effect on interest income and interest expense by changes in the average volume of interest-earning assets and interest-bearing liabilities and by the changes in their corresponding yield and costs.

                                                 1999 versus 1998                  1998 versus 1997
----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE)                                              Total                            Total
DUE TO CHANGE IN:                         Average    Average    Increase   Average    Average    Increase
                                          Volume      Rate     (Decrease)  Volume       Rate    (Decrease)
                                          -------    -------   ----------  -------    -------   ----------
                                                  (in thousands)                    (in thousands)
Interest-Income:
Taxable Loans (net of unearned
      income)                             $ 2,553    ($  267)   $ 2,286    $ 2,156    ($  189)   $ 1,967
     Tax exempt loans                          (2)        (0)        (2)         5         21         26
     Taxable investment securities            408         51        459        435       (208)       227
     Tax Exempt securities                     61          0         61          0          0          0
     Interest-bearing deposits at banks        (4)        (5)        (9)        14         (9)         5
     Federal funds sold                        47         (5)        42        (30)        (4)       (34)
                                          -------    -------    -------    -------    -------    -------
     Total interest-income                  3,063       (226)     2,837      2,580       (389)     2,191
                                          -------    -------    -------    -------    -------    -------

Interest Expense
     NOW deposits                              62        (76)       (14)        98        (39)        59
     Savings deposits                         347       (176)       171        508         98        606
     Time deposits                            637       (212)       425        315        (34)       281
     Total borrowings                         103          0        103        (86)       (15)      (101)
                                          -------    -------    -------    -------    -------    -------
          Total interest expense            1,149       (464)       685        835         10        845
                                          -------    -------    -------    -------    -------    -------
          Net interest income             $ 1,914    $   238    $ 2,152    $ 1,745    ($  399)   $ 1,346
                                          =======    =======    =======    =======    =======    =======

      During 1999, net interest income of the Company increased. On a tax equivalent basis it increased by $2,152,000, or 29.1%. The increase in the average volume of interest earning assets and, in particular, the growth of the loan portfolio was a significant factor in this increase. Despite the modest interest rate increases in the latter part of 1999, the yield on interest-earning assets declined during the year due to an overall lower interest rate environment for the entire year and also due to the competitive pressures experienced with loan pricing. However, the decline in the yield of earning assets of 9 basis points was compensated for by the decline in the average cost of interest-bearing liabilities of 37 basis points. Together these two factors resulted in an increase in the Net Yield (tax equivalent basis) on Interest-Earning Assets of 20 basis points to 4.98% for 1999.

      Interest income from tax exempt loans in the foregoing tables is calculated on a tax equivalent basis using the Company's 37% marginal tax rate.

Interest-Earning Assets

      Total average interest-earning assets in 1999 increased $37,115,000, or 24.0%, to $191,965,000 as compared to $154,850,000 in 1998. In 1998, total average interest earning assets had increased $30,540,000, or 24.6%, versus $124,310,000 in 1997. Growth in earning assets was primarily attributable to increases in average loan balances, which grew $29,003,000, or 28.1% in 1999 versus 1998, and $23,856,000 or 30.0% in 1998 versus 1997. The other major component contributing to the increase in interest earning assets was the growth of the investment portfolio. The growth in average volume was $7,320,000 or 15.2% over 1998 versus growth of $6,922,000, or 16.8 %, in average volume in 1998 over 1997. In 1999 the ratio of average earning assets to average total assets was 94.0% versus 94.2% and 93.5% in 1998 and 1997 respectively.

      The growth of the loan portfolio during 1999 contributed significantly to the increase in interest income. Income derived from increases in average taxable loan volume as displayed in the table above was $2,553,000. Income derived from the increase in the combined average volume of taxable and tax-exempt securities was $469,000. This was partially offset by declines in the yields associated with loans, which resulted in a net decline in interest income of $267,000. The net effect of these changes was an increase of $2,837,000 in the Company's interest income, which had a positive impact on the income statement.

Interest-Bearing Liabilities

      Total average interest-bearing liabilities increased to $151,553,000 in 1999, a 24.1% increase over the $122,081,000 average balance in 1998. In 1998, average interest-bearing liabilities increased 23.8% over the average balance of $98,649,000 in 1997. Interest expense during these same periods was $5,855,000 in 1999, $5,170,000 in 1998 and $4,325,000 in 1997. Increases in interest expense, when comparing 1999 to 1998 and 1998 to 1997, were primarily attributable to increases in the average interest bearing balances maintained on deposit. However, in 1999, the decline in the average cost of deposits, as noted in the Net Interest Income Summary, had a greater impact on the decline in interest expense than was the case in 1998.

      In 1999, the Company's average cost of interest-bearing liabilities was
3.86 %, as compared to 4.23% in 1998 and 4.38% in 1997. The decline in the Company's average cost of interest-bearing liabilities in 1999 was attributable to closely monitoring the interest rates paid on deposits both by the Company and the competition in the Company's market area and interest rate changes in the market. In 1999 the Company acted promptly to change interest rates as the local and national market changed and as the Company's earning assets also re-priced. The table displaying the effects of the changes in changes in total interest expense based on the volume of deposits versus changes in interest rates indicates that decreases in the average cost (rates paid) associated with deposits resulted in a decline of $464,000 in interest expense.

      During 1999, the average cost of interest bearing liabilities declined in all categories, with the exception of borrowings, which increased by 3 basis points. The average cost of time deposits, the largest single component of interest bearing liabilities, declined to 5.12% from 5.49% in 1998. In 1999 time deposits were the most expensive category of deposits and are second to borrowings as the most expense category of interest bearing liabilities. The volume of time deposits, as a percentage of average interest-bearing deposits and average interest-bearing liabilities declined to 46.9% and 46.0% in 1999 from 47.2% and 46.9% in 1998. These factors made a significant contribution to net interest income in 1999.

    Other Income

      Although not as significant as the increase in net interest income in its impact on the bank's results of operations, other income, which is primarily attributable to service fees received from deposit accounts, grew to $1,042,000 in 1999, as compared to $889,000 in 1998. This represented a gain of $153,000, or 17.2%. In 1998, other income grew $216,000 over the total of $673,000 in 1997, an increase of 32.1%. This illustrates the increased earnings generated from both services and fees related to deposit accounts and other fee income activities resulting from the overall expansion of the Company's customer base. It is believed that other income will continue to grow as the Company expands into new market areas and current markets continue to grow.

Other Expenses

      Due to significant increases in the Company's asset size, customer base and the increase in the number of branches, other expenses increased in 1999. In 1999, the Byram Branch was open for the full year, as was the Rockaway Branch. The increase in Total Other Expenses in 1999 was $1,154,000 or 24.4% versus an increase of $889,000 or 23.2% in 1998. The staff required to service the branch locations and provide support service to the customer base impacted the increase in salaries and benefits, which at $2,771,000 in 1999 increased by $488,000 or 21.4% versus total expense in 1998 of $2,283,000 for an increase of $497,000 or 27.8% over 1997. Full time equivalent employees increased from 60.5 at December 31, 1998 to 66.0 at December 31, 1999, primarily due to the additional support staff required to continue to provide superior customer service. Occupancy expense increased by $124,000 to $591,000 in 1999. Management believes that future increases in occupancy expense are inevitable, particularly with the continued expansion of the branch network.

      Data processing fees were $297,000 in 1999, while the cost of FDIC insurance increased to $19,000 as a result of growth in the deposit base. Examination, audit and legal fees increased by $35,000 while the cost associated with operating ATM's increased by $30,000. During 1999, the Company incurred $2,000 in expenses associated with the maintenance and disposition of Other Real Estate Owned. This compares to expenses of $32,000 incurred in 1998 for a decrease of $30,000 or 93.8% in this category.

Deposits

      Deposits are the Company's primary source of funds. The Company offers a variety of deposit accounts, and seeks to obtain its deposits primarily from the communities it serves. In 1999, the Company experienced growth in average deposit balances of $35,414,000, or 23.5%, when compared to 1998. In 1998, the Company experienced growth in average deposits of $31,327,000, or 26.3%, when compared to 1997. The growth in average deposits experienced in 1999 was accomplished through deposits received at the Rockaway branch, in addition to increases in deposits at the Company's existing offices. The deposit increases are primarily the result of the Company's ongoing emphasis on customer service, extended hours of operation, competitive rate structures and selective marketing. The Company offered an introductory interest rate on savings accounts at its Rockaway branch that contributed to the growth of the branch and savings accounts in general.

      The components of the increase in average deposits when comparing 1999 to 1998, include average NOW deposits which grew $4,500,000, or 23.3%, average savings deposits which grew $10,571,000, or 23.7%, average time deposits which grew $12,443,000, or 21.7%. Average demand deposits, which are non-interest bearing, grew $7,900,000, or 27.1%. During the period of 1998 to 1997, average NOW deposits grew 40.0% or $5,521,000, average savings deposits grew 44.8%, or $13,821,000, average time deposits grew 11.1%, or $5,745,000, and average demand deposits grew 27.3%, or $6,240,000. Management believes its demand deposit account has attracted depositors because it is offered free of monthly service charges. Over the past three years, the aggregate amount of average interest-bearing deposits has been approximately 80.5% of average total deposits.

Average municipal deposits in 1999, 1998 and 1997 were $18,260,000, $16,571,000 and $12,431,000, respectively. As of December 31, 1999, the Company had no foreign deposits.

      The average amounts of deposits and average rates paid on deposits for 1999 and 1998, respectively, are summarized below:

                                     1999                               1998
                            ----------------------------------------------------------
                            Average          Average           Average         Average
                            Balance           Rate             Balance           Rate
                            ----------------------------------------------------------
                                         (in thousands, except percentages)
Demand deposits             $ 37,016            --             $ 29,116            --
NOW deposits                  23,836          1.38%              19,336          1.78%
Savings deposits              55,266          3.28%              44,695          3.68%
Time deposits                 69,726          5.12%              57,283          5.49%
                            --------                           --------
    Total                   $185,844                           $150,430
                            ========                           ========

      The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 1999:

                                                                  (in thousands)
Time deposits ($100,000 and over)
Three months or less                                                  $ 7,644
Over three months through twelve months                                 6,093
Over twelve months                                                      1,364
                                                                      -------
     Total                                                            $15,101
                                                                      =======

Short Term Borrowings

      At December 31, 1999, the Company had borrowed funds in the amount of $4,500,000. These consisted of $1,500,000 in overnight federal funds purchased and $3,000,000 in other term borrowings, which matured on February 12, 2000. Short-term borrowings are used, when required, to meet daily liquidity needs for a specific period of time.

Loan Portfolio

      The Company's loan portfolio at December 31, 1999 totaled $149,451,000, as compared to $117,323,000 and $90,441,000 at December 31, 1998 and 1997,
respectively. Total loans at December 31,1999 represented an increase of $32,128,000, or 27.4%, when compared to year-end 1998. Total loans at year-end 1998 represented an increase of $26,882,000, or 29.7%, when compared to year-end 1997.

      The Company's loan portfolio consists of commercial and industrial loans, real estate loans and consumer loans. Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial and residential real property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.

      The Company's loans are primarily to businesses and individuals located in northwest New Jersey. The Company has not made any loans to borrowers outside the United States. Commercial lending activities are focused primarily on lending to small and medium-sized corporate borrowers engaged in various businesses. The Company believes that certain of the same factors which have contributed to its increase in deposits, i.e., customer service, competitive rate structures and selective marketing, have enabled the Company to gain market entry to local loans. Company mergers and lending curtailments at the larger banks have also contributed to the Company's efforts to attract borrowers.

      The following table sets forth the classification of the Company's loans by major category as of December 31, 1999 and 1998, respectively:

Loan Classifications

                                                          1999            1998
                                                        --------        --------
                                                             (in thousands)
Commercial and industrial                               $ 63,713        $ 47,708
Real Estate -
  Construction mortgages                                   6,338           4,746
  Nonresidential properties                               17,691          18,114
  Residential properties                                  55,655          40,117
Installment loans to individuals                           6,054           6,638
                                                        --------        --------
         Total Loans                                    $149,451        $117,323
                                                        ========        ========

      The following table sets forth fixed and adjustable rate loans as of December 31, 1999 in terms of interest rate sensitivity:

   Fixed & Adjustable Loans            Within    1 to 5      After
                                        1 Year    Years      5 Years     Total
                                       -----------------------------------------
                                                     (in thousands)
Loans with fixed rate                  $ 17,520   $ 49,722   $ 35,036   $102,278
Loans with adjustable rate               38,797         21      8,355     47,173
                                       --------   --------   --------   --------
                Total Loans            $ 56,317   $ 49,743   $ 43,391   $149,451
                                       --------   --------   --------   --------

Asset Quality

      The Company's principal earning assets are its loans. Inherent in the lending function is the risk of deterioration in the borrowers' ability to repay their loan under their existing loan agreement.

      Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

      Non performing assets also include the Company's holdings in other real estate owned ("OREO"). At December 31, 1999 the Company had no OREO. The Company had one OREO property at December 31, 1998 totaling $105,000, and two OREO properties at December 31, 1997, totaling $266,000. Amounts are transferred to OREO at the lesser of the recorded loan balance or the fair value of the property net of its related cost to sell. Any write-downs to the loan balance required at the time the loan is transferred to OREO are recorded as a charge-off against the allowance for loan losses. Charge-offs resulting from declines in the fair value of OREO properties subsequent to the initial transfer from loans are expensed and included in other operating expenses. In addition, costs associated with maintaining OREO properties including utilities, taxes, and general repairs and maintenance are expensed as incurred. It is the Company's intent to dispose of OREO property as expeditiously as possible at a value considered fair given current market conditions and circumstances surrounding the sale. In 1999, the Company incurred expenses related to OREO properties of $2,000.

      Accounting standards require that a loan be recognized as impaired when it is probable that all amounts will not be collected in accordance with the original contracted terms of the loan agreement. At December 31, 1999 and 1998, impaired loans consisted of non-accrual loans and one loan totaling $332,000 in 1999 and $383,000 in 1998 that was previously on a non-performing status and which had been renegotiated by the Company in the fourth quarter of 1996. At December 31, 1999 and 1998 the loan was performing in accordance with the agreed upon terms. The loan has been returned to a performing status.

      The Company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. The Company's due diligence begins at the time a borrower and the Company begin to discuss the origination of a loan. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review. See "Allowance for Loan Losses" below.

      The following table sets forth the total of non-performing assets as of December 31, 1999 and 1998, respectively:

                                                               December 31,

  NON-PERFORMING ASSETS                                     1999          1998
                                                           --------------------
                                                              (in thousands)
Non-accrual loans                                          $1,485        $  959
Impaired loans - performing in
   accordance with renegotiated terms                         332           383
                                                           ------        ------
Total non-accrual and impaired loans                        1,817         1,342
Other real estate owned                                         0           105
                                                           ------        ------
Total non-performing and
   impaired assets                                         $1,817        $1,447
                                                           ======        ======

Allowance for loan losses
   as a percentage of non-accrual loans                       161%          195%
Allowance for loan losses
  as a percentage of non-accrual and
   impaired loans                                             132%          140%

      The following sets forth the gross interest income that would have been recorded during the 1999 fiscal year had non-accruing loans been current and the amount of interest income actually recognized on these loans:

            Contractual interest due                 $ 169,000
            Interest recognized                         11,000

Allowance for Loan Losses

      The allowance for loan losses is established to provide for potential losses in the Company's loan portfolio and off balance sheet risks, such as unused lines of credit and letters of credit. As of December 31, 1999, the Company had established $2,390,000 as an allowance for loan losses, as compared to an allowance of $1,873,000 as of December 31, 1998 and an allowance of $1,374,000 as of December 31, 1997. The increase in the allowance is primarily due to an increase in the Company's total loan portfolio and for the reasons enumerated below. The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loan loss associated with its loan portfolio, although actual losses may vary from current estimates.

      The loan portfolio is reviewed on a quarterly basis to determine the adequacy of the ALL. The level of the ALL is based on the results of the quarterly review. The methodology used to calculate the ALL utilizes percentages that are assigned to performing credits based upon loan types. Specific reserve allocations are also assigned to loans that are internally classified by management and which are placed on the Company's internal watchlist. There are also other factors that management considers when determining that a specific reserve is warranted.

      The reserve percentage utilized to determine the adequacy of the reserve by loan category for the general reserve is listed below:

      The reserve percentage utilized to determine the adequacy of the reserve by loan category for the general reserve is listed below:

               Reserve
             Loan Category                                          Percentage
             -------------                                          ----------
            Commercial Loans/Leases                                    1.50%
            Commercial Mortgages                                       1.50%
            Residential Mortgages                                       .20%
            Home Equity Loans                                           .25%
            Unsecured Loans (including Credit Cards)                   5.00%
            Auto Loans - Direct                                         .50%
            Auto Loans - Indirect                                      1.75%

      The reserve percentages are based upon various factors including but not limited to the following:

1. Historical Loan Loss. The loan loss experience of the Company from its inception in 1990 has been tracked to provide the historical sources of risk in the portfolio.

2. Growth of the Loan Portfolio. The loan portfolio has experienced significant growth. At December 31, 1999, gross loans totaled $149,451,000. This represented a 27.4% increase or $32,128,000 during 1999. In 1998, the portfolio increased by 29.7% to $117,323,000 which represented an increase of $26,882,000 when compared to year-end 1997. There is inherent risk in the portfolio associated with this rapid growth and the continuing expansion of the portfolio. This is evidenced by the increase in non-accrual loans. At December 31, 1999, non-accrual and impaired loans were $1,817,000 compared to $1,342,000 at December 31, 1998. This represents a 35.4% increase in non-accrual and impaired loans. The increase in charged off loans is also indicative of the rapid growth of the loan portfolio. During 1999 net charge offs were $354,000 versus $166,000 reported in 1998. As a percentage of average loans, these amount were .27% and .16% respectively. These items are attributed to the growth of the loan portfolio.

3. The Aging of the Loan Portfolio. As discussed in number 2 above, the rapid growth of the loan portfolio does not provide an adequate amount of time for the portfolio to age. The credit classifications assigned to a relatively new or young portfolio are more subject to downward revisions until the financial stability and a successful record of operations has been established by the borrowers. The lack of aging required to determine credit quality and ongoing performance, therefore, requires that adequate reserves be maintained.

4. Concentration with Geographic Areas. There is significant concentration in Northwest New Jersey and particularly in various towns and townships within Morris, Sussex and Warren Counties. As the result of this geographic concentration, a downturn in the local economy in the Company's market area could have an adverse impact on credit quality.

5. New Products. The Company has recently introduced two new products to the commercial loan customers. These new products are Commercial Leasing and Business Manager

      Accounts (accounts receivable financing). Due to the inherent nature of risk associated with these products, additional reserve requirements are warranted.

6. Other Factors. The specific reserve allocations are determined on a loan-by-loan analysis of non-performing, impaired and other special mentioned loans. This analysis is inclusive of repayment ability (according to original terms) and collateral evaluation. If the book value of a loan is in excess of the underlying collateral and it cannot be covered by expected cash flow, the excess amount is specifically reserved or charged-off. The level of specific reserves has increased with the increase in non-performing and impaired loan.

      Risks within the loan portfolio are analyzed on a continuous basis by the Company's management. The results are reviewed quarterly with the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate level of the ALL. Along with the risk system, management further evaluates risk characteristics of the loan portfolio as described above. The factors contributing to the risks in the loan portfolio are the current and anticipated economic conditions of the overall economy, the economy of the Company's market area, the financial condition of the borrower and past and expected loss experience. All of these facts are considered by management and are recognized in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense. The allowance is reduced by net charge-offs (i.e., loans judged to be uncollectable and charged against the reserve, less any recoveries on loans previously charged off). Based on the results of the analysis performed by management, the ALL level of $2,390,000 at December 31, 1999 was deemed appropriate.

      The following is a summary of the reconciliation of the allowance fol loan losses for fiscal years 1999 and 1998, respectively:

                                                        Year Ended December 31,
--------------------------------------------------------------------------------
                                                          1999            1998
--------------------------------------------------------------------------------
                                                            (in thousands)
Balance at beginning of year                           $ 1,873         $ 1,374
   Recoveries:
     Commercial                                             27              15
     Installment                                             4               4
   Charge-offs:
     Commercial                                           (320)           (164)
     Installment                                           (65)            (21)
Provision charged to expense                               871             665
                                                       -------         -------
Balance of allowance at end of year                    $ 2,390         $ 1,873
                                                       =======         =======

Ratio of net charge-offs to average
   loans outstanding                                      0.27%           0.16%

      The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of December 31, 1999 and 1998:

ALLOCATION OF ALL BY CATEGORY             12/31/99                         12/31/98
-------------------------------------------------------------------------------------------------
                                            % of       % of                  % of        % of
                                  Amount     ALL    Total Loans    Amount     ALL     Total Loans
-------------------------------------------------------------------------------------------------
                                               (in thousands, except percentages)
Balance applicable to:
   Commercial and industrial      $1,045    43.72%      42.63%     $  754    40.26%      40.66%
   Real estate -
     Non-residential properties      783    32.76%      16.08%        540    28.83%      19.49%
     Residential properties          106     4.44%      37.24%         64     3.42%      34.19%
     Consumer                        108     4.52%       4.05%         67     3.58%       5.66%
                                  ------   ------      ------      ------   ------      ------
     Subtotal                      2,042    85.44%     100.00%      1,425    76.09%     100.00%
                                  ------   ------      ------      ------   ------      ------
   Impaired loan valuation
     Allowance in accordance
     with SFAS 114                   290    12.13%       0.00%        166     8.85%       0.00%
                                  ------   ------      ------      ------   ------      ------
Unallocated reserves                  58     2.43%       0.00%        282    15.06%       0.00%
                                  ------   ------      ------      ------   ------      ------
     Total                        $2,390   100.00%     100.00%     $1,873   100.00%     100.00%
                                  ======   ======      ======      ======   ======      ======

Securities

      The Company maintains a securities portfolio to fund increases in loans or decreases in deposits and to meet other liquidity needs. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and equity securities. The Company does not engage in trading activities.

      The following table sets forth the carrying value of the Company's securities portfolio as of the dates indicated. In accordance with SFAS 115, securities held to maturity are stated at amortized cost and securities available for sale are stated at their fair value.

                                                  At December At December
                                                 31, 1999         31, 1998
                                                 -------------------------
                                                       (in thousands)
            US Treasury securities                $ 4,567          $ 3,025
            Mortgage backed securities             48,314           46,193
            US Agency securities                      500              500
            Tax exempt securities                   3,709                0
            Other securities (1)                    1,094              664
                                                  -------          -------
            Total                                 $58,184          $50,382
                                                  =======          =======

            (1) Represents equity investments.

      In accordance with SFAS 115, securities available for sale at December 31, 1999 have been recorded at their fair value with the gross unrealized loss of $99,000 ($60,000 net income tax effect) reflected as a decrease to shareholders' equity.

      The following table sets forth as of December 31, 1999 the maturity distribution and weighted average yields of the Company's securities portfolio (calculated on the basis of the stated yields to maturity and book value which considers applicable premium or discount). U.S. Government Agency securities are stated based on stated maturities, however actual maturities may differ based on speed of prepayment.

      Maturities and Weighted Average Yields of Securities Portfolio

                                                                   Stated Maturities
                                                 Within     1 - 5     5 - 15    Over 15
                                                 1 Year     Years      Years      Years      Total
----------------------------------------------------------------------------------------------------
                                                          (in thousands, except percentages)
 US Treasury Securities:
    Amortized cost                              $ 1,500    $ 3,092    $     0    $     0    $ 4,592
    Yield                                          5.52%      5.58%         0%         0%      5.56%
 US Government Mortgage-backed Securities:
    Amortized cost                                   67          0     33,657     14,722     48,446
    Yield                                          6.09%         0%      6.72%      6.53%      6.66%
 US Government Agency Securities:
    Amortized cost                                    0        500          0          0        500
    Yield                                             0%      6.01%         0%         0%      6.01%
 Tax Exempt Securities:
    Amortized cost                                2,947          0        762          0      3,709
    Yield                                          6.22%      0.00%      7.84%      0.00%      6.55%
 Other Securities:
    Amortized cost                                    0          0          0      1,094      1,094
    Yield                                             0%         0%         0%      5.12%      5.12%

Liquidity

      The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales, maturities and pay-downs of investment securities and funds provided by operations. The Bank is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, the Bank obtained a line of credit, which provides the Bank with a source of additional liquidity. Advances under the credit agreement with the FHLB are available on an overnight basis or for extended terms. Interest rates on any advance activated by the Bank are determined at the time of the advance. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments and prepayments on mortgage backed securities are greatly influenced by general interest rates, economic conditions and competition. The additional liquidity made available by the FHLB adds another source that can be relied on to meet daily balance requirements and future loan demand.

      Through the Company's investment portfolio, the Company has generally sought to obtain a safe yet slightly higher yield than would have been available to the Company as a net seller of overnight Federal Funds. Through the investment portfolio, the Company attempts to manage, in part through principal pay-downs of mortgage backed securities and through the sale of available for sale securities when necessary, the Company's liquidity needs to meet anticipated loan demand and maturities of deposits.

Interest Rate Risk

      The Company's Investment and Liquidity and Funds Management Committee (the "Committee') manages the Company's interest rate sensitivity, the re-pricing characteristics of assets and liabilities and the risks associated with the volatility of interest rates. The principal objective of asset/liability management is to maximize net interest income within acceptable levels of risk. The management of interest rate risk is accomplished by analyzing the maturity and re-pricing relationships between interest earning assets and interest bearing liabilities at specifics points in time (gap) and income simulation analysis, which analyzes the effects of interest rate changes on net interest income over specific periods of time and captures the dynamic impact of interest rate changes on the mix of assets and liabilities.

      To mitigate the impact of changes in interest rates, the balance sheet is structured to facilitate the management of the re-pricing intervals, which exist between assets and liabilities. An imbalance in re-pricing opportunities constitutes an interest sensitivity gap, which is the difference between rate sensitive assets and rate sensitive liabilities. This gap is measured through the Rate Sensitive Balance Sheet, which calculates the periodic gaps and a cumulative gap over the various time frames. The Company pays particular attention to the cumulative gap at the one-year time frame. An asset sensitive gap indicates that assets re-price faster than liabilities and a liability sensitive gap indicates that liabilities re-price faster than assets. The one-year cumulative gap of -17.33% falls within guidelines established by the Committee.

                                Rate Sensitive
                            Balance Sheet December
                                   31, 1999
                  (Thousands of dollars, except percentage)

                                Less than   3 to 12      1 to 3      3 to 5      Over 5       All
  Re-pricing Frequency          3 Months     Months       Years      Years       Years       Others        Total
                                --------    --------    --------    --------    --------    --------     --------
Earning Assets:
Deposits with banks             $    566    $      0    $      0    $      0    $      0    $      0     $    566
Total investments                  4,925      12,060      26,708      12,673       1,818           0       58,184
Loans                             45,008      11,298      26,134      23,084      43,927           0      149,451
Non-interest-bearing assets            0           0           0           0           0      11,327       11,327
                                --------    --------    --------    --------    --------    --------     --------
Total Assets                    $ 50,499    $ 23,358    $ 52,842    $ 35,757    $ 45,745    $ 11,327     $219,528
                                ========    ========    ========    ========    ========    ========     ========

Source of Funds:
Interest-bearing deposits       $ 49,655    $ 57,738    $ 42,230    $  7,111    $     40    $      0     $156,774
Non interest-bearing deposits          0           0           0           0           0      41,326       41,326
Borrowings                         4,500           0           0           0           0           0        4,500
Other Liabilities                      0           0           0           0           0       1,096        1,096
Shareholders' Equity                   0           0           0           0           0      15,832       15,832
                                --------    --------    --------    --------    --------    --------     --------
Total Source of Funds           $ 54,155    $ 57,738    $ 42,230    $  7,111    $     40    $ 58,254     $219,528
                                ========    ========    ========    ========    ========    ========     ========

Gap                               (3,656)    (34,380)     10,612      28,646      45,705     (46,927)
Cumulative Gap                    (3,656)    (38,036)    (27,424)      1,222      46,927           0
Cumulative Gap to Assets           -1.67%     -17.33%     -12.49%       0.56%      21.38%       0.00%

      This analysis is based on assumptions as to the re-pricing opportunities of the assets and liabilities. The average monthly payments on mortgage backed securities for the year have been calculated and applied across the maturity time frames. Municipal deposits in NOW, money market and savings accounts re-price in the less than three-month time frame. All other NOW and Money Market accounts which have no contractual maturity have been scheduled to re-price over twenty four months. Savings deposits which also have no contractual maturity have been scheduled to re-price over forty eight months. It is believed that these groupings reflect the re-pricing sensitivity of these deposits.

      There are several shortcomings in the Gap analysis that must be recognized in analyzing and implementing strategies based on the ratios generated by, and the conclusions drawn from the Gap analysis. First of all, the assumptions noted above may or may not accurately predict future re-pricing behavior based on the actions taken by the Company's customers (borrowers and depositors) and also the borrowers who comprise the pools of mortgage backed securities. The gap analysis provided from the rate sensitive balance sheet is a static measure of future re-pricing opportunities at a given moment in time. It does not consider changes in the mix of various assets and liabilities and future growth rate assumptions. In addition, the re-pricing characteristics of assets and liabilities may vary substantially within a given period of time and do not recognize the fact that the re-pricing of assets and liabilities is discretionary and subject to competitive pressures and other internal and external factors such as the prepayment speeds on mortgage backed securities.

      The Company also utilizes income simulation models as a result of some of these shortcomings to provide a second analysis of the impact of interest rate changes on the Company's net interest income. The income simulation model utilizes a projection of future balance sheet growth and the related income statement results in its analysis. Balance sheet growth utilizes the contractual re-pricing opportunities of assets and liabilities, which include maturities and payments for fixed rate instruments, and re-pricing opportunities for variable rate instruments together with future interest rate assumptions. The income simulation model applies a rate shock of plus and minus 1%, 2% and 3% to the balance sheet and measures the impact on net interest income. Interest rates change, parallel to the driver rate, which is national prime. The results are measured at the one-year time frame. Income amounts are presented as year to date at the one-year time frame. The following table provides the results of the rate shock in the income simulation model:

                       Interest Rate Sensitivity Analysis
                              At December 31, 2000
                   (thousands of dollars, except percentages)

            Interest Rate      Net Interest
            Change                Income             $ Change       % Change
            ------                ------             --------       --------
            +3 %                  $11,079             ($480)         -4.15%
            +2%                    11,242              (317)         -2.75%
            +1%                    11,401              (158)         -1.37%
            Flat                   11,559                 0           0.00%
            -1%                    11,659               100            .87%
            -2 %                   11,652                93            .80%
            -3%                    11,475               (84)          -.73%

      The results of the rate shock as shown in this table indicate that a plus or minus 3% interest rate change would result in a minus 4.15% and a minus .73% change in net interest income respectively. The results of this analysis indicate that the Company's net interest income and net income, while affected negatively by changes in interest rates would continue to be positive. The Company could also modify strategies and goals if it was perceived to be necessary. However, as with Gap analysis, there are limitations to income simulation modeling. The primary one is that the concept of an interest rate shock which would result in all interest rates moving in the same direction at a given point in time is highly unlikely. Factors such as competition and the management of interest rate changes by the Company would significantly modify the impact of a rate shock.

Capital

      A significant measure of the strength of a financial institution is its capital base. The Company's regulators (primarily the FDIC and the Federal Reserve Board) have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. These two classes of capital serve as the basis for two measures of capital adequacy: risk-based capital adequacy and leverage ratios.

      Risk based capital guidelines require banks and bank holding companies to maintain certain minimum capital as a percent of risk adjusted assets, which is total assets plus certain off balance sheet items that are adjusted for pre-defined credit risk factors. Specifically, bank holding companies and banks must maintain, at a minimum, Tier I capital as a percent of risk adjusted assets of 4.0%, and combined Tier I and Tier II capital as a percent of risk adjusted assets of 8.0%. As of December 31, 1999, the Company's Tier I capital ratio was 10.56% and its combined Tier I and Tier II capital ratio was 11.81%. As of December 31, 1998, the Bank's Tier I capital ratio was 10.61% and its combined Tier I and Tier II capital ratio was 11.87%.

      The leverage ratio is Tier I capital as a percent of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Regulators for the Company and the Bank require bank holding companies and banks that meet the regulator's highest performance and operational standards to maintain a minimum leverage ratio of 3.0%. Bank holding companies and banks with higher levels of risk, and those that are experiencing or anticipating significant growth must maintain higher minimum leverage ratios that regulators prescribe and adjust during the ongoing regulatory process. The Federal Reserve Board, which is Skylands Financial Corporation's regulator and the FDIC, which is Skylands Community Bank's regulator, have not prescribed minimum leverage ratio requirements for the Company or the Bank. As of December 31, 1999 the Company has a leverage ratio of 6.61% and the Bank has a leverage ratio of 6.53%.

      At December 31, 1999, the Company's shareholders' equity was $15,832,000, an increase of $2,213,000 over shareholders' equity of $13,619,000 at December 31, 1998. The increase was attributable to net income of $2,372,000, a decrease in unrealized gains on securities available for sale, net of tax effect, of $229,000, an addition of $248,000 from the exercise of stock options, investments received through the Dividend Reinvestment Plan of $77,000 and a decrease of $255,000 resulting from the payment of cash dividends.

Market Information

      On December 7, 1994, the Company's Common Stock was listed for trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market under the symbol "SKCB".

The table below sets forth, for the periods indicated, the reported high and low bid prices per share of Common Stock as reported by the NASDAQ. The following quotations represent prices between dealers and do not include retail markup, markdown or commissions and do not represent actual transactions:

                                    High                Low
      --------------------------------------------------------
      1999
      First Quarter                $12.75              $10.50
      Second Quarter                13.63               11.63
      Third Quarter                 12.25                9.75
      Fourth Quarter                12.63                9.63

          1998
      First Quarter                $14.29              $12.38
      Second Quarter                16.08               12.68
      Third Quarter                 16.90               11.55
      Fourth Quarter                12.98               10.71

Holders

      As of December 31, 1999, the Company had approximately 695 shareholders of record.

Dividends

      During 1999 the Company paid two cash dividends of $.02 per share each and two dividends of $.03 per share each. They were paid on April 16, June 30, September 30 and December 31, 1999. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs and general business conditions. A 5% stock dividend was also paid in 1999. All prior year share and per share data has been restated to reflect the dividend.

      The New Jersey Department of Banking and Insurance places certain restrictions regarding the ability of the Bank to transfer funds to Skylands Financial Corporation (SFC) in the form of cash dividends, loans or advances. In this regard, no cash dividends may be paid by the Bank unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus (the sum of additional paid in capital and retained earnings) of not less than fifty percent of its capital stock. SFC will also be guided in its cash dividend policy by the requirements of the Federal Reserve Bank.

Proposed Merger

      On February 23, 2000, SFC entered into a definitive Agreement and Plan of Merger (the "Agreement") with Fulton Financial Corporation ("FFC"), under the terms of which SFC will be merged with and into FFC ("Merger"), and all of the outstanding shares of the common stock of SFC will be converted into shares of the common stock of FFC.

      Under the terms of the Agreement, shares of SFC Common Stock will be exchanged for shares of FFC Common Stock on the effective date of the Merger, based on a conversion ratio of 0.78 shares of FFC Common Stock for each share of SFC Common Stock Each holder of an option to acquire SFC Common Stock which is outstanding on the effective date of the acquisition is to receive an option to acquire shares of FFC Common Stock, with the number of shares subject to such option and the exercise price adjusted to take the conversion ratio into consideration. By separate Warrant Agreement and Warrant, FFC has the right to acquire 625,000 shares of SFC Common Stock under certain conditions.

      Consummation of the Agreement is subject to various conditions, including, among others, (i) the approval of the Merger by the Federal Reserve Board and the New Jersey Department of Banking and Insurance; (ii) the approval of the Merger by the shareholders of SFC; and (iii) the absence of any material adverse change in the financial condition or operating results of SFC. SFC and FFC have the right to terminate the Agreement based on a decline or an increase, respectively, in the market value of FFC Common Stock as stipulated in the terms in the Agreement. It is anticipated that the effective date of the Merger will occur during the third quarter of 2000.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors of Skylands Financial Corporation:

We have audited the accompanying consolidated balance sheets of Skylands Financial Corporation (a New Jersey State Chartered Company) and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skylands Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.


                                       /s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 12, 2000 (except with respect
to the matter discussed in Note 20, as
to which the date is February 23, 2000)

SKYLANDS FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

                                    ASSETS                            1999             1998
                                                                  -------------    -------------
CASH AND DUE FROM BANKS (Notes 2 and 14):
     Noninterest bearing                                          $   7,040,000    $   4,367,000
     Interest bearing                                                   566,000          592,000

FEDERAL FUNDS SOLD                                                           --        2,500,000
                                                                  -------------    -------------
             Total cash and cash equivalents                          7,606,000        7,459,000
                                                                  -------------    -------------

SECURITIES (Notes 2 and 4):
     Available for sale, at market value                             14,090,000       18,816,000
     Held to maturity, at amortized cost (market value
         of $42,891,000 in 1999 and $31,771,000 in 1998)             44,094,000       31,566,000
                                                                  -------------    -------------
             Total securities                                        58,184,000       50,382,000
                                                                  -------------    -------------

LOANS (Notes 2, 5 and 6):                                           149,451,000      117,323,000
     Less-
         Unearned income                                               (199,000)        (182,000)
         Allowance fol loan losses                                   (2,390,000)      (1,873,000)
                                                                  -------------    -------------
             Net loans                                              146,862,000      115,268,000
                                                                  -------------    -------------

PREMISES AND EQUIPMENT, net (Notes 2 and 7)                           3,103,000        2,865,000
                                                                  -------------    -------------

ACCRUED INTEREST RECEIVABLE                                           1,083,000          906,000
                                                                  -------------    -------------

OTHER REAL ESTATE (Note 2)                                                   --          105,000
                                                                  -------------    -------------

OTHER ASSETS (Notes 2 and 9)                                          2,690,000        2,550,000
                                                                  -------------    -------------
             Total assets                                         $ 219,528,000    $ 179,535,000
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                   1999             1998
                                                                  -------------    -------------

LIABILITIES:
     Deposits (Note 8)
         Demand-
             Noninterest bearing                                  $  41,326,000    $  30,234,000
             Interest bearing                                        26,412,000       22,357,000
         Savings                                                     54,161,000       53,636,000
         Time                                                        76,201,000       59,032,000
                                                                  -------------    -------------
             Total deposits                                         198,100,000      165,259,000

  FEDERAL FUNDS PURCHASED                                             1,500,000               --
  OTHER BORROWINGS                                                    3,000,000               --
  INCOME TAXES PAYABLE (Note 9)                                          72,000          130,000
  ACCRUED EXPENSES AND OTHER LIABILITIES                              1,024,000          527,000
                                                                  -------------    -------------
                       Total liabilities                            203,696,000      165,916,000
                                                                  -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 14)

SHAREHOLDERS' EQUITY (Notes 2, 3, 10 and 11):
     COMMON STOCK, par value $2.50 per share; 10,000,000 shares authorized; 2,530,994 and 2,490,004 shares issued
         and outstanding in 1999 and 1998, respectively               6,328,000        5,929,000
     ADDITIONAL PAID-IN CAPITAL                                       6,424,000        4,998,000
     RETAINED EARNINGS                                                3,179,000        2,562,000
     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                      (99,000)         130,000
                                                                  -------------    -------------
             Total shareholders' equity                              15,832,000       13,619,000
                                                                  -------------    -------------
             Total liabilities and shareholders' equity           $ 219,528,000    $ 179,535,000
                                                                  =============    =============

The accompanying notes to financial statements are an integral part of these statements.

SKYLANDS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   1999           1998           1997
                                                               ------------   ------------   ------------
INTEREST INCOME (Note 2):
     Interest and fees on loans                                $ 11,622,000   $  9,337,000   $  7,361,000
     Interest on securities                                       3,558,000      3,070,000      2,838,000
     Interest on Federal funds sold                                 172,000        130,000        164,000
                                                               ------------   ------------   ------------
             Total interest income                               15,352,000     12,537,000     10,363,000

INTEREST EXPENSE                                                  5,855,000      5,170,000      4,325,000
                                                               ------------   ------------   ------------
             Net interest income                                  9,497,000      7,367,000      6,038,000

PROVISION FOR POSSIBLE LOAN LOSSES
     (Notes 2 and 6)                                                871,000        665,000        632,000
                                                               ------------   ------------   ------------
             Net interest income after provision
               for possible loan losses                           8,626,000      6,702,000      5,406,000
                                                               ------------   ------------   ------------

OTHER INCOME:
     Service charges and other fees                                 769,000        647,000        554,000
     Gain (loss) on sale of securities                               47,000         62,000        (10,000)
     Other                                                          226,000        180,000        129,000
                                                               ------------   ------------   ------------
             Total other income                                   1,042,000        889,000        673,000
                                                               ------------   ------------   ------------

OTHER EXPENSES:
     Salaries and employee benefits (Note 13)                     2,771,000      2,283,000      1,786,000
     Occupancy expense                                              591,000        467,000        348,000
     Equipment expense                                              209,000        149,000        107,000
     Other operating expenses (Note 15)                           2,310,000      1,828,000      1,597,000
                                                               ------------   ------------   ------------
             Total other expenses                                 5,881,000      4,727,000      3,838,000
                                                               ------------   ------------   ------------
             Income before provision for income taxes             3,787,000      2,864,000      2,241,000

PROVISION FOR INCOME TAXES (Note 9)                               1,415,000      1,033,000        817,000
                                                               ------------   ------------   ------------
             Net income                                        $  2,372,000   $  1,831,000   $  1,424,000
                                                               ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING (Notes 2, 3, 10 and 11):
         Basic                                                    2,509,645      2,473,631      2,462,305
         Diluted                                                  2,579,186      2,598,716      2,513,339
                                                               ============   ============   ============

BASIC EARNINGS PER SHARE                                       $        .95   $        .74   $        .58
                                                               ============   ============   ============

DILUTED EARNINGS PER SHARE                                     $        .92   $        .71   $        .57
                                                               ============   ============   ============

The accompanying notes to financial statements are an integral part of these statements.

SKYLANDS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                              Accumula
                                                                                                                ted
                                                                                                               Other
                                                                                                              Comprehe
                                                                                 Additional                     nsive
                                                                   Common         Paid-in       Retained        (Loss)
                                                                    Stock         Capital       Earnings        Income
                                                                    -----         -------       --------        ------
BALANCE, December 31, 1996                                      $  5,573,000   $  3,490,000   $  1,140,000    ($    37,000)
     Exercise of stock options                                        20,000         24,000             --              --
     Cash dividend ($.05 per share)                                       --             --       (112,000)             --
     Unrealized gain on securities available for sale, net of
         income taxes                                                     --             --             --         172,000
     Net income - 1997                                                    --             --      1,424,000              --
                                                                ------------   ------------   ------------    ------------
                       Comprehensive income


BALANCE, December 31, 1997                                         5,593,000      3,514,000      2,452,000         135,000

     Exercise of stock options                                        28,000         73,000             --
     5% Stock dividend                                               279,000      1,297,000     (1,576,000)
     Dividend reinvestment plan                                       29,000        114,000             --
     Cash dividends ($.06 per share) and payments for
         fractional shares                                                --                      (145,000)
     Unrealized loss on securities available for sale, net of
          income taxes                                                    --             --             --          (5,000)
     Net income - 1998                                                    --             --      1,831,000
                                                                ------------   ------------   ------------    ------------
                       Comprehensive income


BALANCE, December 31, 1998                                         5,929,000      4,998,000      2,562,000         130,000
     Exercise of stock options                                        85,000        163,000
     5% Stock dividend                                               297,000      1,203,000     (1,500,000)
     Dividend reinvestment plan                                       17,000         60,000             --
     Cash dividends ($.10 per share) and payments for
         fractional shares                                                --             --       (255,000)             --
     Unrealized loss on securities available for sale, net of
         income taxes                                                     --             --             --        (229,000)
     Net income - 1999                                                    --             --      2,372,000              --
                                                                ------------   ------------   ------------    ------------
                       Comprehensive income
BALANCE, December 31, 1999                                      $  6,328,000   $  6,424,000   $  3,179,000    ($    99,000)
                                                                ============   ============   ============    ============

                                                                 Comprehensive   Total Shareholders'
                                                                    Income       Equity
                                                                    ------       ------
BALANCE, December 31, 1996                                       $         --    $ 10,166,000
     Exercise of stock options                                             --          44,000
     Cash dividend ($.05 per share)                                        --        (112,000)
     Unrealized gain on securities available for sale, net of
         income taxes                                                 172,000         172,000
     Net income - 1997                                              1,424,000       1,424,000
                                                                 ------------    ------------
                       Comprehensive income                      $  1,596,000
                                                                 ============

BALANCE, December 31, 1997                                                         11,694,000

     Exercise of stock options                                   $         --         101,000
     5% Stock dividend                                                     --
     Dividend reinvestment plan                                            --         143,000
     Cash dividends ($.06 per share) and payments for
         fractional shares                                                 --        (145,000)
     Unrealized loss on securities available for sale, net of
          income taxes                                                 (5,000)         (5,000)
     Net income - 1998                                              1,831,000       1,831,000
                                                                 ------------    ------------
                       Comprehensive income                      $  1,826,000
                                                                 ============

BALANCE, December 31, 1998                                                 --      13,619,000
     Exercise of stock options                                   $         --         248,000
     5% Stock dividend                                                     --              --
     Dividend reinvestment plan                                                        77,000
     Cash dividends ($.10 per share) and payments for
         fractional shares                                                 --        (255,000)
     Unrealized loss on securities available for sale, net of
         income taxes                                                (229,000)       (229,000)
     Net income - 1999                                              2,372,000       2,372,000
                                                                 ------------    ------------
                       Comprehensive income                      $  2,143,000
BALANCE, December 31, 1999                                                       $ 15,832,000
                                                                                 ============

The accompanying notes to financial statements are an integral part of these statements.

SKYLANDS FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         1999            1998            1997
                                                                      ------------    ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                       $  2,372,000    $  1,831,000    $  1,424,000
        Adjustments to reconcile net income to net cash
           Provided by (used in) operating
           activities-
           Provision for possible loan losses                              871,000         665,000         632,000
           Provision for other real estate valuation allowance                  --              --         (21,000)
           Depreciation and amortization                                   413,000         359,000         290,000
           (Gain) loss on sale of securities                               (47,000)        (62,000)         10,000
           Premium amortization on securities, net                         196,000         334,000         250,000
           Deferred tax benefit                                           (111,000)       (122,000)       (148,000)
           Increase in accrued interest receivable                        (177,000)        (30,000)       (138,000)
           Increase in other assets                                        (18,000)       (119,000)         (6,000)
           Decrease in other real estate                                   105,000              --              --
           Increase (decrease) in Federal funds purchased                1,500,000              --      (2,900,000)
           Increase in other borrowings                                  3,000,000              --              --
           (Decrease) increase in taxes payable                            (58,000)        130,000        (406,000)
           Increase in accrued expenses and other liabilities              497,000          49,000         224,000
                                                                      ------------    ------------    ------------
                Net cash provided by (used in) operating activities      8,543,000       3,035,000        (789,000)
                                                                      ------------    ------------    ------------

INVESTING ACTIVITIES:
     Purchases of securities-
         Available for sale                                             (3,520,000)     (6,163,000)     (5,136,000)
         Held to maturity                                              (21,320,000)    (18,870,000)    (11,035,000)
     Maturities of securities-
         Available for sale                                              2,192,000       5,902,000       5,546,000
         Held to maturity                                                9,638,000      10,179,000       2,780,000
     Sales of securities-
         Available for sale                                              4,689,000       5,213,000       3,706,000
     Net increase in loans                                             (32,465,000)    (27,023,000)    (23,201,000)
     Capital expenditures                                                 (521,000)     (1,468,000)       (194,000)
                                                                      ------------    ------------    ------------
                Net cash used in investing activities                  (41,307,000)    (32,230,000)    (27,534,000)
                                                                      ------------    ------------    ------------

FINANCING ACTIVITIES:
     Increase in deposits                                               32,841,000      30,342,000      28,726,000
     Proceeds from the issuance of common stock, net                       325,000         244,000          44,000
     Dividends paid                                                       (255,000)       (145,000)       (112,000)
                                                                      ------------    ------------    ------------
                Net cash provided by financing activities               32,911,000      30,441,000      28,658,000
                                                                      ------------    ------------    ------------
                Increase in cash and cash equivalents                      147,000       1,246,000         335,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           7,459,000       6,213,000       5,878,000
                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  7,606,000    $  7,459,000    $  6,213,000
                                                                      ============    ============    ============

SKYLANDS FINANCIAL CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     1999         1998         1997
                                                   ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES:
     Cash paid during the year for-
         Interest                                  $5,561,000   $5,070,000   $4,314,000
         Income taxes                               1,577,000      942,000    1,392,000
         Loans reclassified to other real estate           --           --      121,000
                                                   ==========   ==========   ==========

The accompanying notes to financial statements are an integral part of these statements.

1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

      At the Annual Meeting of Shareholders of Skylands Community Bank (the "Bank") held on April 20, 1999, a proposal to form a one-bank holding company by adopting a Plan of Acquisition (the "Plan") whereby all of the stock of the Bank would be acquired by Skylands Financial Corporation ("SFC"), a newly formed New Jersey corporation, was approved by a two thirds majority of shareholders eligible to vote. The Plan was executed on February 18, 1999 between the Bank and SFC. As of August 9, 1999, all required approvals were obtained from the relevant regulatory authorities (the Securities and Exchange Commission, the New Jersey Department of Banking and Insurance, NASDAQ and the Federal Reserve
Bank). On September 17, 1999 the Plan was consummated. All of the then outstanding shares of the Bank were exchanged for an equal number of shares of SFC common stock and SFC acquired all of the outstanding shares of the Bank. This exchange of shares has been accounted for as a reorganization of entities under common control resulting in no changes in the underlying amount of assets and liabilities.

      This report presents the consolidated financial statements of SFC and its subsidiary, the Bank, and Skylands Community Investment Company, Inc., a subsidiary of the Bank. The term "Company" refers to SFC and the Bank, as a consolidated entity. The Company is a one-bank holding company. All prior period references and financial comparisons are to Skylands Community Bank and its subsidiary, Skylands Community Investment Company, Inc. Unless specifically stated to the contrary, these references will identify the "Company." All inter-company transactions have been eliminated.

      The Bank, the operating entity of SFC, is a full service community bank located in northern New Jersey with convenient locations in Hackettstown, Independence, Roxbury, Netcong, Oxford, Jefferson, Byram and Rockaway.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

      The accompanying consolidated financial statements, which are prepared in conformity with generally accepted accounting principles, require the use of management estimates. The most significant estimate with regard to these financial statements relates to the allowance for possible loan losses, the carrying value of other real estate and the fair value of financial instruments, as discussed in Notes 4, 6 and 16. Actual results may differ from those assumed in management's estimates.

Securities

      The Company classifies its securities into three categories, as follows:
(1) held for investment purposes (held to maturity), (2) available for sale and
(3) held for trading purposes.

      Securities for which the Company has the ability and intent to hold to maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at their fair value. Differences between a security's amortized cost and fair value is credited/charged directly to shareholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the statement of income upon sale.

      The Company has no securities held for trading purposes as of December 31, 1999 or 1998.

Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses, although, ultimate losses may vary from current estimates. Adjustments to the allowance are reflected in operations in the period in which they become known. The allowance is increased by provisions charged to expense and reduced by net charge-offs. The level of the allowance is based on management's evaluation of potential losses in the loan portfolio, after consideration of appraised collateral values, financial condition of the borrowers, as well as prevailing and anticipated economic conditions. Credit reviews of the loan portfolio, designed to identify potential charges to the allowance, are made on a periodic basis during the year by senior management.

Impaired Loans

      Accounting standards require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original, effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less that the recorded investment in the loan, the impairment is recorded through a valuation allowance. Large groups of smaller-balance homogeneous loans, such as residential mortgage loans, credit card loans and consumer loans are collectively evaluated for impairment.

Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives (or the lease term, if shorter for leasehold improvements) of the assets.

Other Real Estate

      Other real estate includes loan collateral that has been formally foreclosed. All amounts have been transferred into and carried in other real estate at the lower of the loan value or fair market value less estimated costs to sell the underlying collateral. The Company incurred expenses related to such properties and made adjustments to their carrying values resulting in net expenses of $2,000, $26,000 and $74,000 in 1999, 1998 and 1997, respectively, which is included in other operating expenses in the accompanying financial statements.

Intangibles

      Core deposit intangibles relating to premiums paid on the acquisition of deposits are amortized on a straight-line basis over 15 years.

Income Taxes

      Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, non-interest and interest-bearing amounts due from banks and Federal Funds Sold. Generally, Federal Funds are sold for a one-day period.

Interest Income and Fees on Loans

      Interest on loans is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued. Net loan origination fees are deferred and amortized over the life of the related loan as an adjustment to the loan yield.

Earnings Per Share

      Basic earnings per share is computed based on the weighted average number of shares outstanding for the periods presented. Diluted earnings per share is computed based on the weighted average number of shares outstanding for the period presented adjusted for the effect of the stock options and warrants outstanding, if dilutive.

New Financial Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires, among other things, a reporting company to record every covered derivative instrument on its balance sheet as either an asset or liability measured at fair value. In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," which deferred the effective date of SFAS No. 133 to fiscal quarters of fiscal year beginning after June 15, 2000. The Company does not believe that application of this statement will have a material effect on the Company's financial statements.

Reclassifications

      Certain prior year amounts have been reclassified to conform with current year presentation.

3. DIVIDENDS

      During 1999 the Company paid two cash dividends of $.02 per share and two cash dividends of $.03 per share. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions.

      The New Jersey Department of Banking and Insurance places certain restrictions regarding the ability of the Bank to transfer funds to SFC in the form of cash dividends, loans or advances. In this regard, no cash dividends may be paid by the Bank unless, following the payment of each such dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus (the sum of additional paid in capital and retained earnings) of not less than fifty percent of its capital stock. SFC will also be guided in its cash dividend policy by the requirements of the Federal Reserve Bank.

      On March 10, 1999, the Board of Directors declared a 5% stock dividend for shareholders of record as of March 31, 1999, payable on April 16, 1999. Share and per share data for all periods have been restated to reflect this stock dividend.

4. SECURITIES

      Information with regard to the Company's securities portfolio at December 31, 1999 and 1998 are as follows-

                                               Gross           Gross
                               Amortized    Unrealized       Unrealized    Estimated Fair
1999                             Cost          Gains           Losses           Value
----                         ------------   ----------      ------------    ------------
Available for Sale

U. S. Treasury Securities    $  4,592,000   $      --       $    (25,000)   $  4,567,000
Mortgage-backed securities
     (U. S. Agency issued)      8,561,000          --           (132,000)      8,429,000
Corporate securities            1,094,000          --                 --       1,094,000
                             ------------   ----------      ------------    ------------
                             $ 14,247,000   $      --       $   (157,000)   $ 14,090,000
                             ============   ==========      ============    ============

Held to Maturity

U. S. Agency Securities      $    500,000   $      --       $    (14,000)   $    486,000
Mortgage-backed securities
     (U. S. Agency issued)     39,885,000          --         (1,189,000)     38,696,000
Tax Exempt Securities           3,709,000          --                 --       3,709,000
                             ------------   ----------      ------------    ------------
                             $ 44,094,000   $      --       $ (1,203,000)   $ 42,891,000
                             ============   ==========      ============    ============

                                               Gross           Gross
                               Amortized    Unrealized       Unrealized    Estimated Fair
1998                             Cost          Gains           Losses           Value
----                         ------------   ----------      ------------    ------------
Available for Sale

U. S. Treasury Securities    $  2,999,000   $     26,000    $      --    $  3,025,000
Mortgage-backed securities
     (U. S. Agency issued)     14,942,000        185,000           --      15,127,000
Corporate Securities              664,000             --           --         664,000
                             ------------   ------------    ------------    ------------
                             $ 18,605,000   $    211,000    $      --    $ 18,816,000
                             ============   ============    ==========      ============

Held to Maturity

U.S. Agency Securities       $    500,000   $      2,000    $      --       $    502,000
Mortgage-backed securities
     (U. S. Agency issued)     31,066,000        238,000       (35,000)       31,269,000
                             ------------   ------------    ------------    ------------
                             $ 31,566,000   $    240,000    $  (35,000)     $ 31,771,000
                             ============   ============    ==========      ============

      The amortized cost and estimated market value of securities at December 31, 1999 by contractual maturity, are shown below for securities held to maturity and available for sale. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated Fair
                                                 Amortized Cost       Value
                                                 --------------   --------------
Available for Sale

Due in one year through five years                 $ 4,592,000      $ 4,567,000
Due in more than five years                          1,094,000        1,094,000
Mortgage-backed Securities                           8,561,000        8,429,000
                                                   -----------      -----------
                                                   $14,247,000      $14,090,000
                                                   ===========      ===========
Held to Maturity

Due in one year through five years                 $ 3,448,000      $ 3,433,000
Due in more than five years                            761,000          762,000
Mortgage-backed Securities                          39,885,000       38,696,000
                                                   -----------      -----------
                                                   $44,094,000      $42,891,000
                                                   ===========      ===========

      Proceeds from sales of securities available for sale were $4,689,000 in 1999 resulting in gross gains of $47,000 and gross losses of $0. Proceeds from sales of available for sale in 1998 were $5,213,000 resulting in gross gains of $65,000 and gross losses of $3,000. Proceeds from sales of securities available for sale in 1997 were $3,706,000 resulting in gross gains of $4,000 and gross losses of $14,000.

      At December 31, 1999, securities having a book value of $17,176,000 were pledged to secure public deposits and for other purposes required by law.

5. LOANS

      Loans outstanding by classification at December 31, 1999 and 1998 are as follows-

                                                     1999               1998
                                                 ------------       ------------
Loans secured by real estate-
     Construction Mortgages                      $  6,338,000       $  4,746,000
     Nonresidential properties                     17,691,000         18,114,000
     Residential properties                        55,655,000         40,117,000
Commercial and industrial loans                    63,713,000         47,708,000
Loans to individuals                                6,054,000          6,638,000
                                                 ------------       ------------
                                                 $149,451,000       $117,323,000
                                                 ============       ============

      Loans made by the Company are generally made in the local and surrounding communities in which it operates. As a result, the operations of the Company could be adversely effected by changes in the local economy in which it operates.

                      Loans to related parties have been granted under terms and conditions in accordance with the Company's normal lending policies. These loans include loans made to directors, executive officers and their associates, as defined. The following is the activity in loans to related parties during 1999-

Outstanding loans at December 31, 1998                              $ 1,684,000
New loans and advances                                                   40,000
Repayments                                                             (155,000)
                                                                    -----------

Outstanding loans at December 31, 1999                              $ 1,569,000
                                                                    ===========

      As of December 31, 1999, all loans to related parties are current as to principal and interest payments.

6. ALLOWANCE FOR POSSIBLE LOAN LOSSES

      The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known. Changes in the allowance for possible loan losses are summarized as follows-

                                                 1999          1998           1997
                                             -----------    -----------    -----------
Balance, beginning of year                   $ 1,873,000    $ 1,374,000    $   973,000
Provision charged to expense                     871,000        665,000        632,000
Loans charged off                               (385,000)      (185,000)      (242,000)
Recoveries of loans previously charged off        31,000         19,000         11,000
                                             -----------    -----------    -----------
Balance, end of year                         $ 2,390,000    $ 1,873,000    $ 1,374,000
                                             ===========    ===========    ===========

      As of December 31, 1999 and 1998, nonaccrual loans and loans past due 90 days or more totaled $1,485,000 and $959,000, respectively. Interest income that would have been recorded in the financial statements had the above loans been performing in accordance with their original terms was approximately $169,000 and $80,000 in 1999 and 1998, respectively.

      A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. At December 31, 1999 and 1998, impaired loans consisted of non-accrual loans and one loan totaling $332,000 and $383,000, respectively, previously on non-performing status which has been renegotiated by the Company and is performing in accordance with the agreed upon terms. This loan has been placed back on performing status. As of December 31, 1999 and 1998 the Company's recorded investment in impaired loans and the related valuation allowance are as follows-

                                              1999                     1998
                                    -----------------------   -----------------------
                                     Recorded    Valuation     Recorded    Investment
                                    Investment   Allowance    Investment   Allowance
                                    ==========   ==========   ==========   ==========
Impaired loans-
     Valuation allowance required   $1,817,000   $  290,000   $1,342,000   $  166,000
                                    ==========   ==========   ==========   ==========

      The valuation allowance is included in the allowance for possible loan losses in the accompanying statements of condition. The average recorded investment in impaired loans for the period ended December 31, 1999 and 1998 was $1,693,000 and $930,000, respectively.

      Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company recognized and collected interest income on impaired loans in the amount of $11,000 and $8,000 for the periods ended December 31, 1999 and 1998, respectively.

7. PREMISES AND EQUIPMENT

      A summary of premises and equipment as of December 31 are as follows-

                                                         1999           1998
                                                     -----------    -----------
Land                                                 $   544,000    $   544,000
Buildings                                              1,409,000      1,301,000
Furniture and equipment                                1,290,000        986,000
Leasehold improvements                                   873,000        873,000
Construction in progress                                 107,000             --
                                                     -----------    -----------
                                                       4,223,000      3,704,000
Less-Accumulated depreciation and amortization        (1,120,000)      (839,000)
                                                     -----------    -----------
                                                     $ 3,103,000    $ 2,865,000
                                                     ===========    ===========

8. DEPOSITS

      Time deposits in denominations of $100,000 or more totaled $15,101,000 and $11,848,000 at December 31, 1999 and 1998, respectively.

      Scheduled maturities of certificates of deposit at December 31, 1999 and 1998 are as follows-

                        Three     Over Three         Over One
                      Months or   Months Through   Year Through      Over Three
1999                    Less      Twelve Months    Three Years          Years         Total
----                 -----------  -------------    -------------     -----------   -----------
$100,000 or more     $ 7,644,000   $ 6,093,000      $ 1,364,000      $        --   $15,101,000
Less than $100,000    15,287,000    29,211,000       16,263,000          339,000    61,100,000

1998
----

$100,000 or more     $ 6,083,000   $ 4,483,000      $ 1,282,000      $        --   $11,848,000
Less than $100,000     7,424,000    24,914,000       14,410,000          436,000    47,184,000

9. INCOME TAXES

      The components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows-

                                   1999              1998              1997
                                -----------       -----------       -----------
Federal-
     Current                    $ 1,320,000       $ 1,048,000       $   838,000
     Deferred                      (111,000)         (122,000)         (148,000)
State                               206,000           107,000           127,000
                                -----------       -----------       -----------
              Total             $ 1,415,000       $ 1,033,000       $   817,000
                                ===========       ===========       ===========

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences and carryforwards at December 31, 1999 and 1998 are as follows-

                                                                     1999         1998
                                                                  ----------   ----------
Allowance for possible loan losses                                $  897,000   $  673,000
Interest on non accrual loans                                        130,000      133,000
Unrealized holding loss (gain) on securities available for sale       63,000      (80,000)
Other                                                                 19,000       16,000
                                                                  ----------   ----------
              Net deferred taxes                                  $1,109,000   $  742,000
                                                                  ==========   ==========

      A comparison of income tax expense at the Federal statutory rate in 1999, 1998 and 1997, to the Company's provision for income taxes is as follows-

                                                             1999           1998           1997
                                                          -----------    -----------    -----------
At statutory rate                                         $ 1,288,000    $   974,000    $   762,000
Increase (decrease) from statutory rate resulting from-
     Tax-exempt interest income                               (48,000)       (55,000)       (15,000)
     State income taxes, net of Federal tax benefit           138,000         64,000         83,000
Other                                                          37,000         50,000        (13,000)
                                                          -----------    -----------    -----------
              Provision for income taxes                  $ 1,415,000    $ 1,033,000    $   817,000
                                                          ===========    ===========    ===========

10. SHAREHOLDERS' EQUITY

      In 1997, a Dividend Reinvestment Plan (DRP) was established and offered to the shareholders of the Company. The DRP allows shareholders to purchase stock of the Company with the proceeds from their cash dividends. The cash dividends paid beginning in 1998 were eligible to be reinvested in the DRP. The DRP also allows for optional quarterly cash purchases by shareholders of any amount from $100 to $5,000. The purchases of shares from both the cash dividends and the optional cash purchases are made directly from the Company through the issuance of approved, but previously unissued shares of the common stock of the Company. In 1999 and 1998 the investments received through the DRP resulted in $77,000 and $143,000, respectively, of additional capital for the Company. There were no purchases in 1997.

      In 1991, the Shareholders approved the 1991 Non-Qualified Stock Option Plan (the 1991 Plan). In 1994, the Shareholders of the Company approved the 1994 Amended and Restated Incentive Stock Option Plan (the 1994 Plan). In 1996, the Shareholders approved the 1996 Incentive Stock Option Plan (the 1996 Plan). In 1998 the shareholders approved the 1997 Incentive Stock Option Plan (the 1997
Plan). Under these plans, the Board of Directors may grant options to officers to purchase the Company's stock. Option prices for the 1991 Plan are determined by the Board, provided however, that the option price of shares may not be less than 85% of the fair market value of shares at the date of grant. Option prices for the 1994, 1996, and 1997 Plans may not be lower than the fair market value of the shares at the date of grant. The period during which an option under all plans may be exercised varies, but no option may be exercised after ten years from the date of grant. There were 369,176 shares reserved for issuance under the plans as of December 31, 1999.

      Transactions under the plan are summarized as follows-

                                                   Number of      Exercise Price
                                                     Shares          Per Share
                                                   ---------      --------------
Outstanding, December 31, 1996                       131,262        $3.33-$6.47

     Options granted                                  50,466        6.07-8.39
     Options exercised                                (8,681)       7.03-8.39
                                                   ---------      --------------

Outstanding, December 31, 1997                       173,047        3.33-8.39

     Options granted                                 175,413        8.39-12.91
     Options exercised                               (11,724)       4.10-4.91
                                                   ---------      --------------

Outstanding, December 31, 1998                       336,736        3.33-12.91

     Options granted                                   5,821          11.43
     Options exercised                               (34,472)       4.66-7.03
                                                   ---------      --------------

Outstanding December 31, 1999                        308,085        $3.33-$12.91
                                                   =========      ==============

      The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

      The following is a reconciliation of the calculation of basic and diluted earnings per share-

                                          1999            1998           1997
                                       -----------    -----------    -----------
     Net income-
          As reported                  $ 2,372,000    $ 1,831,000    $ 1,424,000
          Pro forma                      2,235,000      1,633,000      1,351,000

     Basic income per share-
          As reported                  $       .95    $       .74    $       .58
          Pro forma                            .89            .66            .55

     Diluted income per share-
          As reported                  $       .92    $       .71    $       .57
          Pro forma                            .87            .63            .54

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998 and 1997 , respectively; dividend yield of .87% for 1999 and .5% for 1998 and 1997; expected volatility of 46%, 47%, 40% and 41% for the 1991, 1994, 1996 and 1997 Plan options; risk-free interest rates of 5.9% for the 1991 Plan options, 6.2% and 6.7% for the 1994 Plan options, 7.0% for the 1996 Plan options; 6.6% and 6.9% for the 1997 grants under the 1996 plan and 5.9%, 5.6% and 6.7% for the 1998 grants under the 1997 plan; and expected lives of 10 years for the 1991 Plan options, 4.3 years for the 1994 Plan options and 10 years for the 1996 and 1997 Plan options.

      The following table summarizes information about stock options outstanding at December 31, 1999-

                                                                     Number
                  Number Outstanding    Remaining Contractual    Exercisable at
Exercise Price   at December 31, 1999            Life          December 31, 1999
--------------   --------------------            ----          -----------------
  $  3.33               25,472                1.80 years           20,890
     4.66                1,737                 .33 years            1,737
     4.91               19,900                6.00 years           15,920
     6.07               28,666                6.40 years           17,199
     6.47                3,474                1.33 years            3,474
     7.03                3,474                2.30 years            3,474
     8.39              119,180                7.70 years           34,050
    10.98               13,872                8.20 years           13,872
    11.43                5,821                9.58 years            1,164
    12.74               33,660                3.30 years           33,660
    12.91               52,829                8.20 years           26,148
                       -------                                    -------
                       308,085                                    171,588
                       =======                                    =======

11. EARNINGS PER SHARE DISCLOSURE

      The following is a reconciliation of the calculation of basic and diluted earnings per share-

                                                                                               Weighted
                                                                                                Average  Per Share
                                                                                  Income         Shares    Amount
                                                                                 ----------    ---------   ------
For the Year Ended December 31, 1999-
     Basic earnings per share - income available to common shareholders          $2,372,000    2,509,645   $  .95
                                                                                                           ======
Effect of Dilutive Securities-Stock Options                                              --       69,541
                                                                                 ----------    ---------
     Diluted earnings per share - income available to common shareholders plus
         assumed conversions                                                     $2,372,000    2,579,186   $  .92
                                                                                 ==========    =========   ======
For the Year Ended December 31, 1998-
     Basic earnings per share - income available to common shareholders          $1,831,000    2,473,631   $  .74
                                                                                                           ======
Effect of Dilutive Securities-Stock Options                                              --      125,085
                                                                                 ----------    ---------
     Diluted earnings per share - income available to common shareholders plus
         assumed conversions                                                     $1,831,000    2,598,716   $  .71
                                                                                 ==========    =========   ======
For the Year Ended December 31, 1997-
     Basic earnings per share - income available to common shareholders          $1,424,000    2,462,305   $  .58
                                                                                 ==========    =========   ======
Effect of Dilutive Securities-Stock Options                                              --       51,034
                                                                                 ----------    ---------
     Diluted earnings per share - income available to common shareholders plus
         assumed conversions                                                     $1,424,000    2,513,339   $  .57
                                                                                 ==========    =========   ======

12. REGULATORY CAPITAL REQUIREMENTS

      SFC and its subsidiary Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, SFC and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. SFC's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require SFC and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999, that SFC and the Bank meet all capital adequacy requirements to which it is subject.

      As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 1999, SFC has not been notified by the Federal Reserve Bank of its capital classification category. To be categorized as well capitalized SFC and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

      SFC's actual capital amounts and ratios are also presented in the table-

                                                                                                      To Be Well Capitalized Under
                                                                             For Capital              Prompt Corrective Action
                                                Actual                    Adequacy Purposes           Provisions
                                         ----------------------    --------------------------------   ------------------------------
                                            Amount        Ratio          Amount            Ratio            Amount          Ratio
                                         -------------    -----    ------------------    ----------   ------------------  ----------
As of December 31, 1999-
     Total capital (to Risk Weighted
         Assets)                         $  16,299,000    11.81%   =>   $  11,036,000    =>   8.00%   =>   $  13,795,000  =>  10.00%

     Tier I Capital (to Risk Weighted
         Assets)                            14,566,000    10.56    =>       5,518,000    =>   4.00    =>       8,277,000  =>   6.00
     Tier I Capital (to Average Assets)     14,566,000     6.61    =>       8,815,000    =>   4.00    =>      11,019,000  =>   5.00

As of December 31, 1998-
     Total capital (to Risk Weighted
         Assets)                         $  13,384,000    12.10%   =>   $   8,852,000    =>   8.00%   =>   $  11,065,000  =>  10.00%
     Tier I Capital (to Risk Weighted
         Assets)                            11,994,000    10.84    =>       4,426,000    =>   4.00    =>       6,639,000  =>   6.00
     Tier I Capital (to Average Assets)     11,994,000     6.84    =>       7,072,000    =>   4.00    =>       8,840,000  =>   5.00

The Bank's actual capital amounts and ratios are also presented in the table-

                                                                                                      To Be Well Capitalized Under
                                                                             For Capital              Prompt Corrective Action
                                                Actual                    Adequacy Purposes           Provisions
                                         ----------------------    --------------------------------   ------------------------------
                                            Amount        Ratio          Amount            Ratio            Amount          Ratio
                                         -------------    -----    ------------------    ----------   ------------------  ----------
As of December 31, 1999-
     Total capital (to Risk Weighted
         Assets)                         $16,089,000      11.87%   =>   $10,845,000     =>    8.00%   =>   $13,556,000    =>  10.00%

     Tier I Capital (to Risk Weighted
         Assets)                          14,378,000      10.61    =>     5,422,000     =>    4.00    =>     8,134,000    =>   6.00
     Tier I Capital (to Average Assets)   14,378,000       6.53    =>     5,422,000     =>    4.00    =>     6,778,000    =>   5.00

As of December 31, 1998-
     Total capital (to Risk Weighted
         Assets)                         $13,384,000      12.10%   =>   $ 8,852,000     =>    8.00%   =>   $11,065,000    =>  10.00%
     Tier I Capital (to Risk Weighted
         Assets)                          11,994,000      10.84    =>     4,426,000     =>    4.00    =>     6,639,000    =>   6.00
     Tier I Capital (to Average Assets)   11,994,000       6.84    =>     7,072,000     =>    4.00    =>     8,840,000    =>   5.00

13. EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) savings plan covering substantially all employees. Under the plan, an employee can contribute up to 15% of their salary on a tax-deferred basis. The Company may also make discretionary contributions to the Plan. The Company contributed approximately $57,000, $49,000 and $42,000 to the Plan in 1999, 1998, and 1997, respectively.

      The Company does not currently provide any post retirement or post employment benefits to its employees other than the 401(k) plan.

14. COMMITMENTS AND CONTINGENCIES

Litigation

      The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. In management's judgment, the financial position or results of operations of the Company will not be affected materially by the final outcome of any present legal proceedings.

Commitments With Off-Balance Sheet Risk

      The statement of condition does not reflect various commitments relating to financial instruments, which are used in the normal course of business. Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company's financial position. These instruments include primarily commitments to extend credit. These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.

      Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company receives a fee for providing a commitment. The Company was committed to advance $32,677,000 to its borrowers as of December 31, 1999, which generally expire within one year.

Lease Obligations

      As of December 31, 1999, future minimum rental payments under lease obligations are as follows-

      2000                                           $   352,000
      2001                                               366,000
      2002                                               363,000
      2003                                               313,000
      2004                                               270,000
      Thereafter                                       1,525,000
                                                     -----------
                                                     $ 3,189,000
                                                     ===========

      Total rental expense was approximately $280,000, $205,000 and $135,000 in 1999, 1998 and 1997, respectively.

Transaction with Related Party

      In October 1997, the Company entered into a five-year sublease agreement with RoNetco Supermarkets, Inc. for an in-store "Financial Service Facility" at a supermarket in Byram, New Jersey which is operated by RoNetco Supermarkets, Inc. The office opened in June of 1998 and rent paid during 1999 and 1998 amounted to $75,000 and $16,000, respectively. An officer and shareholder of RoNetco Supermarkets, Inc. is also a Director of the Company. Management believes that this transaction was on substantially the same terms and conditions as those prevailing at the time for comparable transactions with non related parties.

Required Cash Balances

      Cash balances reserved to meet regulatory requirements amounted to $3,114,000 and $1,296,000 at December 31, 1999 and 1998, respectively.

15. OTHER OPERATING EXPENSES

      The major components of other expenses are as follows-

                                              1999          1998          1997
                                          ----------    ----------    ----------
Data processing fees                      $  297,000    $  251,000    $  199,000
FDIC insurance assessment                     19,000        16,000        13,000
Directors fees                               153,000       111,000        86,000
Advertising and marketing                    168,000        75,000        95,000
Insurance                                     57,000        52,000        45,000
Examination, audit and legal fees            267,000       232,000       140,000
Correspondent and Bank fees                   80,000        63,000        55,000
Postage                                      117,000       104,000        81,000
Stationary and printing                       85,000        54,000        60,000
Office supplies                              101,000        96,000        60,000
Checkbooks                                    58,000        63,000        35,000
Customer relations                            23,000        25,000        24,000
Core deposit amortization                    130,000       130,000       130,000
Other                                        755,000       556,000       574,000
                                          ----------    ----------    ----------
                                          $2,310,000    $1,828,000    $1,597,000
                                          ==========    ==========    ==========

16. FAIR VALUE OF
    FINANCIAL INSTRUMENTS

      The following is a summary of fair value of the Company's financial instruments. For the Company, as for most financial institutions, the bulk of its assets and liabilities are considered financial instruments. Many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company's general practice and intent to hold its financial instruments to maturity and not engage in trading or sales activities.

      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.

      The estimation methodologies used, the estimated fair values, and the recorded book balances, were as follows-

      Securities actively traded in the secondary market have been valued using available market prices.

                                    December 31, 1999            December 31, 1998
                                -------------------------   -------------------------
                                 Carrying     Estimated       Carrying     Estimated
                                   Value      Fair Value       Value       Fair Value
                                -----------   -----------   -----------   -----------
Cash and cash equivalents       $ 7,606,000   $ 7,606,000   $ 7,459,000   $ 7,459,000
Securities available for sale    14,090,000    14,090,000    18,816,000    18,816,000
Securities held to maturity      44,094,000    42,891,000    31,566,000    31,771,000
Federal Funds Purchased           1,500,000     1,500,000            --            --
Other borrowings                  3,000,000     3,000,000            --            --

      Loans and deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. For those loans and deposits with floating interest rates, it is assumed that estimated fair values generally approximate the recorded book balances.

                             December 31, 1999              December 31, 1998
                         -------------------------     -------------------------
                          Carrying     Estimated         Carrying     Estimated
                            Value      Fair Value         Value       Fair Value
                         -----------   -----------     -----------   -----------
Loans, net, including
     Accrued interest   $147,532,000   $147,346,000   $115,829,000   $120,260,000
Deposits, including
     Accrued interest    198,473,000    196,096,000    165,363,000    167,326,000

      There is no material difference between the notional amount and the estimated fair value of off-balance sheet unfunded loan commitments at December 31, 1999 and 1998. The fair value of standby letters of credit is based on fees charged for similar agreements; accordingly, the estimated fair value of standby letters of credit is nominal.

17. OTHER COMPREHENSIVE INCOME

      The tax effect of other comprehensive income is as follows-

                                                                            Before-Tax      Tax       Net of Tax
                   Year Ended December, 1999                                  Amount      Effect        Amount
-------------------------------------------------------------------------   ----------   ---------    -----------
Unrealized losses on securities-
     Unrealized holdings losses arising during period                       $(320,000)   $ 120,000    $(200,000)
     Less - Reclassification adjustments for gains realized in net income
                                                                              (47,000)      18,000      (29,000)
                                                                            ---------    ---------    ---------
Other comprehensive loss                                                    $(367,000)   $ 138,000    $(229,000)
                                                                            =========    =========    =========

                                                                            Before-Tax      Tax       Net of Tax
                   Year Ended December, 1998                                  Amount      Effect        Amount
-------------------------------------------------------------------------   ----------   ---------    -----------
 Unrealized losses on securities-
      Unrealized holdings gains arising during period                       $  53,000    $ (20,000)   $  33,000
      Less - Reclassification adjustments for gains realized in net income    (62,000)      24,000      (38,000)
                                                                            ---------    ---------    ---------
 Other comprehensive loss                                                   $  (9,000)   $   4,000    $  (5,000)
                                                                            =========    =========    =========

Year Ended December 31, 1997
-------------------------------------------------------------------------
 Unrealized gains on securities-
      Unrealized holdings gains arising during period                       $ 272,000    $(106,000)   $ 166,000
      Less - Reclassification adjustments for loss realized in net income      10,000       (4,000)       6,000
                                                                            ---------    ---------    ---------
 Other comprehensive income                                                 $ 282,000    $(110,000)   $ 172,000
                                                                            =========    =========    =========

18.   QUARTERLY INCOME

            Quarterly income for 1999 and 1998 is as follows (unaudited)-

                                                                 1999
                                           -------------------------------------------------
                                             Fourth        Third       Second        First
                                           ----------   ----------   ----------   ----------
Interest income                            $4,226,000   $3,994,000   $3,640,000   $3,492,000
Interest expense                            1,613,000    1,513,000    1,382,000    1,347,000
                                           ----------   ----------   ----------   ----------
Net interest income                         2,613,000    2,481,000    2,258,000    2,145,000
Provision for possible loan losses            265,000      296,000      198,000      112,000
                                           ----------   ----------   ----------   ----------
Net interest income after provision for
     possible loan losses                   2,348,000    2,185,000    2,060,000    2,033,000
Other income                                  264,000      253,000      289,000      236,000
Other expenses                              1,619,000    1,436,000    1,425,000    1,401,000
                                           ----------   ----------   ----------   ----------
Income before provision for income taxes      993,000    1,002,000      924,000      868,000
Provision for income taxes                    328,000      392,000      358,000      337,000
                                           ----------   ----------   ----------   ----------
Net income                                 $  665,000   $  610,000   $  566,000   $  531,000
                                           ==========   ==========   ==========   ==========

Basic earnings per share                   $     0.28   $     0.24   $     0.22   $     0.21
Diluted earnings per share                       0.25         0.24         0.22         0.21

                                                                 1998
                                           -------------------------------------------------
                                             Fourth        Third       Second        First
                                           ----------   ----------   ----------   ----------
Interest income                            $3,339,000   $3,229,000   $3,032,000   $2,937,000
Interest expense                            1,370,000    1,345,000    1,255,000    1,200,000
                                           ----------   ----------   ----------   ----------
Net interest income                         1,969,000    1,884,000    1,777,000    1,737,000
Provision for possible loan  losses           415,000       75,000       75,000      100,000
Net interest income after provision for
     Possible loan losses                   1,554,000    1,809,000    1,702,000    1,637,000
                                           ----------   ----------   ----------   ----------
Other income                                  233,000      250,000      230,000      176,000
Other expenses                              1,096,000    1,302,000    1,217,000    1,112,000
                                           ----------   ----------   ----------   ----------
Income before provision for income taxes      691,000      757,000      715,000      701,000
Provision for income taxes                    204,000      290,000      273,000      266,000
                                           ----------   ----------   ----------   ----------
Net income                                 $  487,000   $  467,000   $  442,000   $  435,000
                                           ==========   ==========   ==========   ==========

Basic earnings per share                   $     0.19   $     0.19   $     0.18   $     0.18
Diluted earnings per share                       0.19         0.18         0.17         0.17

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

         SKYLANDS FINANCIAL CORPORATION
         CONSOLIDATED STATEMENT OF CONDITION - DECEMBER 31, 1999

         ASSETS
         Cash and due from banks                                           $       1,000

         Securities                                                              200,000
         Investment in subsidiary                                             15,644,000
                                                                           -------------
                       Total assets                                        $  15,845,000
                                                                           =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Other liabilities                                                 $      13,000


         Shareholders' Equity-
              Common stock                                                     6,328,000
              Additional paid in capital                                       6,424,000
              Retained earnings                                                3,179,000
              Accumulated other comprehensive loss                               (99,000)
                                                                           -------------
                       Total shareholders' equity                             15,832,000
                                                                           -------------
                       Total liabilities and shareholders' equity          $  15,845,000
                                                                           =============

STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999 (a)
              Dividends from subsidiary                                    $     180,000

              Other operating expense                                             62,000
                                                                           -------------

              Income before provision for income taxes                           118,000
                                                                           -------------
              Provision for income taxes                                              -- (b)

              Equity in undistributed income of subsidiary                     2,254,000
                                                                           -------------
                       Net income                                          $   2,372,000
                                                                           =============

(a) Statements have been presented as if the Plan was consummated on January 1, 1999.
(b) There is no provision for taxes as dividends income from subsidiary is eliminated for tax reporting purposes.

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999(a)

OPERATING ACTIVITIES:
    Net income:                                                                     $ 2,372,000
    Adjustments to reconcile net income to net cash used in operating activities-
             Equity in undistributed income of subsidiary                            (2,254,000)
             Increase in other liabilities                                               13,000
                                                                                    -----------
                  Net cash provided by operating activities                             131,000
                                                                                    -----------

INVESTING ACTIVITIES:
    Purchase of securities-
         Available for sale                                                            (200,000)
                                                                                    -----------
                  Net cash used in investing activities                                (200,000)
                                                                                    -----------

FINANCING ACTIVITIES
    Proceeds from the issuance of common stock, net                                     325,000
    Cash dividends                                                                     (255,000)
                                                                                    -----------
                  Net cash provided by financing activities                              70,000
                                                                                    -----------
                  Increase in cash and cash equivalents                                   1,000

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         --
                                                                                    -----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     1,000
                                                                                    ===========

a) Statements have been presented as if the Plan was consummated on January 1, 1999.

20. SUBSEQUENT EVENT - PROPOSED MERGER

      On February 23, 2000, SFC entered into a definitive Agreement and Plan of Merger (the "Agreement") with Fulton Financial Corporation ("FFC"), under the terms of which SFC will be merged with and into FFC (the "Merger"), and all of the outstanding shares of the common stock of SFC will be converted into shares of the common stock of FFC.

      Under the terms of the Agreement, shares of SFC Common Stock will be exchanged for shares of FFC Common Stock on the effective date of the Merger, based on a conversion ratio of 0.78 shares of FFC Common Stock for each share of SFC Common Stock. Each holder of an option to acquire SFC Common Stock which is outstanding on the effective date of the acquisition is to receive an option to acquire shares of FFC Common Stock, with the number of shares subject to such option and the exercise price adjusted to take the conversion ratio into consideration. By separate Warrant Agreement and Warrant, FFC has the right to acquire 625,000 shares of SFC Common Stock under certain conditions.

      Consummation of the Agreement is subject to various conditions, including, among others, (i) the approval of the Merger by the Federal Reserve Board and the New Jersey Department of Banking and Insurance; (ii) the approval of the Merger by the shareholder of SFC; and (iii) the absence of any material adverse change in the financial condition or operating results of SFC. SFC and FFC have the right to terminate the Agreement based on a decline or an increase, respectively, in the market value of FFC Common Stock as stipulated in the terms of the Agreement. It is anticipated that the effective date of the Merger will occur during the third quarter of 2000.

                                    Part III

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

      None.

Item 10 - Directors and Executive Officers of the Company; Compliance With
  Section 16(A) of he Exchange Act

      Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Information Regarding Nominees for Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

      Set forth below is the name of and certain biographical information regarding the additional principal officers of the Company who do not also serve as a director. The term of office for such officers is one year.

                                                                           Age
                                                                           ---
        Dan E. Marcmann                                                    46
        Treasurer, Skylands Financial Corporation
        Senior Vice President, Skylands Community Bank

        Edward W. Mahnken, Jr.                                             50
        Assistant Secretary, Skylands Financial Corporation
        Vice President, Skylands Community Bank(1997 to present)
        Vice President, Farrington Bank  ( 1992-1997)

Item 11 - Executive Compensation and Transactions.

      Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Compensation of Directors and Principal Officers" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

      Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Transactions Between Nominees and Company" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.

      Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and

Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

Item 13 - Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Transactions Between Nominees and the Company" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

                                     Part IV

Item 14 - Exhibits and Reports on Form 8-K.

            (a) Reports on Form 8-K.

                  No reports on Form 8-K were filed in the fourth quarter of 1999. On March 6, 2000 a Form 8-K, reporting the proposed merger of Skylands Financial Corporation into Fulton Financial Corporation was filed with the Securities and Exchange Commission.

            (b)    Exhibits.  The following exhibits are filed with this report:

            3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form 10SB).

            3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) of the Company's Registration Statement on Form 10SB).

            10(a) Lease Agreement, dated February 21, 2000, between the Company and Axial Properties North Partnership.

            10(b) Lease Agreement, dated August 1, 1994, between Eva Mandel and the Company (incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form F-2 for the fiscal year ended December 31, 1994).

            10(c) Lease Agreement, dated September 15, 1988, between Ten Properties, LP and the Company (incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form F-2 for the fiscal year ended December 31, 1995).

            10(d) Key Employee Annual Incentive Plan (incorporated by reference to Exhibit 3(d) of the Bank's Annual Report on Form F-2 for the fiscal year ended December 31, 1994.

            10(e) 1994 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10(a) of the Company's Registration Statement on Form 10SB).

            10(f) 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10(b) of the Company's Registration Statement on Form 10SB).

            10(g) 1997 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(c) of the Company's Registration Statement on Form 10SB).

            10(h) 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form 10SB).

            10(i) Summary Plan Description of 401(k) Plan (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form 10SB).

            10(j) Trust Agreement dated February 24, 1992 between the Company and State Street Bank and Trust Company relating to 401(k) Plan.

            10(k)  Description of Matched Savings Plan.

            10(l) Company Sublease, dated October 27, 1997, by and between Skylands Community Bank and RoNetco Supermarkets, Inc.

            10(m) Lease Agreement, dated November 1999, between the Company and Ann Paftinos and Van Paftinos.

            21(a)  List of Subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SKYLANDS FINANCIAL CORPORATION
                                         By: /s/  Michael Halpin
                                             ------------------------
                                                Michael Halpin
                                               President and CEO
Dated : March 8, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

================================================================================

         Name                            Title                         Date
--------------------------------------------------------------------------------

/s/ Norman S. Baron                    Director                    March 8, 2000
----------------------------------
Norman S. Baron

/s/  James L. Cochran                  Director                    March 8, 2000
----------------------------------
James L. Cochran

/s/  Daniel M. DiCarlo, Jr.            Director                    March 8, 2000
----------------------------------
Daniel M. DiCarlo, Jr.

/s/ Michael Halpin                     President, Chief            March 8, 2000
-----------------------------------    Executive Officer and
Michael Halpin                         Director

/s/  Ralph C. Knechel                  Director                    March 8, 2000
----------------------------------
Ralph C. Knechel

/s/  J. William Noeltner               Director                    March 8, 2000
----------------------------------
J. William Noeltner

/s/  Denis H. O'Rourke                 Director                    March 8, 2000
-----------------------------------    Chairman of the Board
Denis H. O'Rourke

/s/  Paul J. Pinizzotto                Director                    March 8, 2000
----------------------------------
Paul J. Pinizzotto

/s/  Dominic V. Romano                 Director                    March 8, 2000
----------------------------------
Dominic V. Romano

/s/  Mark F. Strauss                   Director                    March 8, 2000
----------------------------------
Mark F. Strauss

/s/  Norman Worth                      Director                    March 8, 2000
----------------------------------
Norman Worth

                         SKYLANDS FINANCIAL CORPORATION
                                   Form 10-KSB
                                  Exhibit Index

            3(a) Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of the Company's Registration Statement on Form 10SB).

            3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) of the Company's Registration Statement on Form 10SB).

            10(a) Lease Agreement, dated February 21, 2000, between the Company and Axial Properties North Partnership.

            10(b) Lease Agreement, dated August 1, 1994, between Eva Mandel and the Company (incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form F-2 for the fiscal year ended December 31, 1994).

            10(c) Lease Agreement, dated September 15, 1988, between Ten Properties, L.P. and the Company (incorporated by reference to Exhibit 3(c) of the Company's Annual Report on Form F-2 for the fiscal year ended December 31, 1995).

            10(d) Key Employee Annual Incentive Plan (incorporated by reference to Exhibit 3(d) of the Bank's Annual Report on Form F-2 for the fiscal year ended December 31, 1994.

            10(e) 1994 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10(a) of the Company's Registration Statement on Form 10SB).

            10(f) 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10(b) of the Company's Registration Statement on Form 10SB).

            10(g) 1997 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(c) of the Company's Registration Statement on Form 10SB).

            10(h) 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10(d) of the Company's Registration Statement on Form 10SB).

            10(i) Summary Plan Description of 401(k) Plan (incorporated by reference to Exhibit 10(e) of the Company's Registration Statement on Form 10SB).

            10(j) Trust Agreement dated February 24, 1992 between the Company and State Street Bank and Trust Company relating to 401(k) Plan.

            10(k)  Description of Matched Savings Plan.

                  The Matched Savings Plan allows each employee to have up to 1% of their after tax salary deducted each pay period. The employee's deduction is matched by the Bank. The employee portion and the Bank's matching contribution are paid to the employee in December of each year. The amount contributed by the Bank is taxed as W-2 income.

            10(l) Company Sublease, dated October 27, 1997, by and between Skylands Community Bank and Ronetco Supermarkets, Inc.

            10(m) Lease Agreement, dated November 1999, between the Company and Ann Paftinos and Van Paftinos.

            21(a)  List of Subsidiaries