Form 10QSB
period 2000-03-31
SKYLANDS FINANCIAL CORP
filed 2000-05-11
CIK 1083286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Skylands Financial Corporation
               (Exact name of company as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3644018
                        (IRS Employer Identification No.)

                               176 MOUNTAIN AVENUE
                         HACKETTSTOWN, NEW JERSEY 07840
                          (Address of principal office)

                                  908-850-9010
                (Company's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

             Title of Class: Common Stock, par value $2.50 per share
                Name of each exchange on which registered: NASDAQ

 Check whether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of May 1, 2000, there were 2,533,889 shares outstanding of the Company's Common tock.

                         SKYLANDS FINANCIAL CORPORATION
                     CONDENSED, CONSOLIDATED BALANCE SHEETS


                                                 (in thousands except share data)
                                                                      (unaudited)
                                                                        March 31           December 31
                                                                          2000                 1999
                                                                          ----                 ----
ASSETS
CASH AND DUE FROM BANKS
           Non-interest bearing                                              $8,584              $7,040
           Interest bearing                                                     548                 566
                                                                     ---------------       -------------
           Total cash and cash equivalents                                    9,132               7,606
                                                                     ---------------       -------------
SECURITIES
           Available for sale at market value                                14,553              14,090
           Held to maturity at amortized cost
           (market value of $41,368 in 2000,
           And $42,891 in 1999)                                              42,893              44,094
                                                                     ---------------       -------------
                                     Total securities                        57,446              58,184
                                                                     ---------------       -------------

LOANS                                                                       156,780             149,451
   Less:
           Unearned income                                                    (204)               (199)
           Allowance for possible loan losses                               (2,560)             (2,390)
                                                                     ---------------       -------------
                                     Net loans                              154,016             146,862
                                                                     ---------------       -------------
PREMISES AND EQUIPMENT, NET                                                   3,826               3,103
ACCRUED INTEREST RECEIVABLE                                                   1,132               1,083

OTHER ASSETS                                                                  2,714               2,690
                                                                     ---------------       -------------

           Total assets                                                    $228,266            $219,528
                                                                     ===============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits
           Demand
               Non-interest bearing                                         $39,545             $41,326
                Interest bearing                                             28,310              26,412
           Savings                                                           49,137              54,161
           Time                                                              90,234              76,201
                                                                     ---------------       -------------

           Total deposits                                                   207,226             198,100

     Federal Funds Purchased                                                  3,200               1,500
     Other Borrowings                                                             0               3,000
     Accrued Expenses and other liabilities                                   1,426               1,096
                                                                     ---------------       -------------
           Total liabilities                                                211,852             203,696
                                                                     ---------------       -------------

SHAREHOLDERS'  EQUITY
           Common Stock par value $2.50 per share;
           10,000,000 shares authorized; 2,533,889
           and 2,530,994 shares issued and outstanding
           in 2000 and 1999, respectively.                                    6,335               6,328
           Additional paid in capital                                         6,433               6,424
           Retained Earnings                                                  3,799               3,179
           Accumulated other comprehensive loss                               (153)                (99)
                                                                     ---------------       -------------
           Total shareholders' equity                                        16,414              15,832
                                                                     ---------------       -------------
           Total liabilities and shareholders' equity                      $228,266            $219,528
                                                                     ===============       =============

                         SKYLANDS FINANCIAL CORPORATION
                  CONDENSED, CONSOLIDATED STATEMENTS OF INCOME


                                               (Unaudited)
                            (in thousands except share and per share data)

                                                            Three months
                                                            Ended March 31,
                                                                  2000                  1999
                                                                  ----                  ----

INTEREST INCOME
                   Interest and fees on loans                         $3,472              $2,624
                   Interest on securities                                928                 832
                   Interest on federal funds sold                         16                  36
                                                            -----------------       -------------
                        Total Interest Income                          4,416               3,492

INTEREST EXPENSE                                                       1,710               1,347
                                                            -----------------       -------------

NET INTEREST INCOME                                                    2,706               2,145

PROVISION FOR POSSIBLE LOAN LOSSES                                       150                 112
                                                            -----------------       -------------

NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE LOAN LOSSES                                          2,556               2,033
                                                            -----------------       -------------

OTHER INCOME

                   Loss on sale of securities                            (1)                   0
                   Other                                                 270                 236
                                                            -----------------       -------------
                        Total Other Income                               269                 236
                                                            -----------------       -------------

OTHER EXPENSES
                   Salaries and employee benefits                        682                 631
                   Occupancy expense                                     159                 144
                   Equipment and furniture expense                        57                  50
                   Other operating expense                               801                 576
                                                            -----------------       -------------
                        Total Other Expenses                           1,699               1,401
                                                            -----------------       -------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                                      1,126                 868

PROVISION FOR INCOME TAXES                                               405                 337
                                                            -----------------       -------------

NET INCOME                                                              $721                $531
                                                            =================       =============

WEIGHTED AVERAGE SHARES  OUTSTANDING
     Basic                                                         2,532,924           2,496,312
                                                            =================       =============

     Diluted                                                       2,614,844           2,584,951
                                                            =================       =============

BASIC EARNINGS PER SHARE                                               $0.28               $0.21
                                                            =================       =============

DILUTED EARNINGS PER SHARE                                             $0.28               $0.21
                                                            =================       =============

                         SKYLANDS FINANCIAL CORPORATION
      CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

                                  (in thousands)
                                   (unaudited)


                                                For the three months ended March 31, 2000
                                                                                  Accumulated
                                                      Additional                     Other             Total
                                          Common        Paid-in      Retained     Comprehensive     Shareholders'    Comprehensive
                                          Stock         Capital      Earnings        Loss             Equity            Income
                                        ----------   ------------   -----------  --------------    ---------------  ----------------
Balance December 31, 1999                 $6,328        $6,424        $3,179         ($99)            $15,832             $0
Net Income -Three Months
Ended March 31, 2000                       ---            ---          721            ---               721               721
Exercise of Stock Options                   7              9           ---            ---               16                ---
Cash Dividends ($.04 per share)            ---            ---         (101)           ---              (101)              ---
Unrealized Loss on Securities
Available for Sale, Net of Taxes           ---            ---          ---           (54)              (54)              (54)
                                        ----------   ------------   -----------  --------------    ---------------  ----------------
Balance March 31, 2000                    $6,335        $6,433        $3,799        ($153)            $16,414            $667
                                        ==========   ============   ===========  ==============    ===============  ================

Disclosure of Reclassification Amount:
Unrealized Holding Loss                                                                                                 ($53)
Less: Reclassification Adjustments for
  Losses Included in Net Income ( Net of Tax)                                                                             (1)

                                                                                                                    ----------------
Net Unrealized Loss on Securities                                                                                       ($54)
                                                                                                                    ================

                                                                  For the three months ended March 31, 1999

                                                                                        Accumulated
                                                          Additional                       Other           Total
                                               Common       Paid-in       Retained     Comprehensive   Shareholders'  Comprehensive
                                               Stock        Capital       Earnings        Income          Equity         Income
                                             ----------  ------------   ------------  --------------  --------------  --------------
Balance December 31, 1998                      $5,929       $4,998         $2,562          $130           $13,619          $0
Net Income -Three Months
Ended March 31, 1999                            ---           ---           531             ---             531            531
5% Stock Dividend                               297          1,203        (1,500)           ---             ---            ---
Exercise of Stock Options                        20           18            ---             ---             38             ---
Dividend Reinvestment Plan                       5            16                                            21             ---
Cash Dividends ($.02 per share) and
    Payments for Fractional Shares              ---           ---           (50)            ---            (50)            ---
Unrealized Gain on Securities
Available for Sale, Net of Taxes                ---           ---           ---              6               6              6
                                             ----------  ------------   ------------  --------------  --------------  --------------
Balance March 31, 1999                         $6,251       $6,235         $1,543          $136           $14,165         $537
                                             ==========  ============   ============  ==============  ==============  ==============

Disclosure of Reclassification Amount:

Unrealized Holding Gains
Arising During Period                                                                                                      $6
Less: Reclassification Adjustments for
   Gains Included in Net Income( Net of Tax)                                                                                0

                                                                                                                      --------------
Net Unrealized Gain on Securities                                                                                          $6
                                                                                                                      ==============

                         SKYLANDS FINANCIAL CORPORATION
                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       (in thousands)
                                                          (unaudited)

                                                                      For the Three Months Ended March 31,

OPERATING ACTIVITIES                                                      2000                  1999
                                                                      -------------         -------------
Net Income:                                                                   $721                  $531
Adjustments to reconcile net income to net cash
     Provided by(used in) operating
       activities-
           Provision for possible loan losses                                  150                   112
           Depreciation and amortization                                       111                   101
           (Gain) on sale of securities                                        (1)                     0
           Premium amortization on securities, net                              24                    74
           Decrease(increase) in accrued interest receivable                  (49)                     2
           Increase in other assets                                           (23)                    50
           (Increase) decrease in federal funds purchased                  (1,300)                 5,000
           Increase in accrued expenses and other liabilities                  330                   435
                                                                      -------------         -------------
                     Net cash provided by (used
                     in)operating activities                                  (37)                 6,305
                                                                      -------------         -------------
INVESTING ACTIVITIES

Purchase of securities-
           Available for sale                                              (2,441)                 (978)
           Held to maturity                                                      0               (9,283)
Maturities of securities-
           Available for sale                                                  284                 1,300
           Held to maturity                                                  1,286                 2,924
Sales of securities available for sale                                       1,499                     0
Capital expenditures                                                         (802)                 (161)
Net increase in loans                                                      (7,304)               (5,724)
                                                                      -------------         -------------

           Net cash used in investing activities                           (7,478)              (11,922)
                                                                      -------------         -------------
FINANCING ACTIVITIES

           Increase in deposits                                              9,126                 5,836
           Proceeds from the issuance of common stock, net                      16                    59
           Cash dividends                                                    (101)                  (50)
                                                                      -------------         -------------

           Net cash provided by financing activities                         9,041                 5,845
                                                                      -------------         -------------

Increase  in cash and cash equivalents                                       1,526                   228

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               7,606                 7,459
                                                                      -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $9,132                $7,687
                                                                      =============         =============

SUPPLEMENTAL DISCLOSURES
           Cash paid during the period for:
                     Interest                                               $1,753                $1,291
                     Income Taxes                                               75                    20
                                                                      =============         =============

         Notes to Condensed, Consolidated Financial Statements - (UNAUDITED)

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

         The unaudited financial statements of the Company reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of results for the interim period. Although the Company believes that the financial statements are adequate to make the information provided not be misleading, it is suggested that these financial statements be read in conjunction with the Bank's audited financial statements and notes thereto for the fiscal year ended December 31, 1999. These notes are included in the Bank's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The results of the three-month period ended March 31, 2000 are not necessarily indicative of the results for the full year.

         The financial information in this quarterly report has been prepared in accordance with the Company's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted.

         Note 3.  MERGER

         On February 23, 2000, the Company entered into a definitive Agreement and Plan of Merger (the "Agreement") with Fulton Financial Corporation ("FFC"), under the terms of which the Company will be merged with and into FFC (the "Merger"), and all of the outstanding shares of the common stock of the Company will be converted into shares of the common stock of FFC.

         Under the terms of the Agreement, shares of the Company's Common Stock will be exchanged for shares of FFC Common Stock on the effective date of the Merger, based on a conversion ratio of 0.819 shares of FFC Common Stock for each share of the Company's Common Stock. Each holder of an option to acquire the Company's Common Stock which is outstanding on the effective date of the acquisition is to receive an option to acquire shares of FFC Common Stock, with the number of shares subject to such option and the exercise price adjusted to take the conversion ratio into consideration. By separate Warrant Agreement and Warrant, FFC has the right to acquire 625,000 shares of the Company's Common Stock under certain conditions. The transaction will be accounted for under the purchase method of accounting.

         Consummation of the Agreement is subject to various conditions, including, among others, (i) the approval of the Merger by the Federal Reserve Board and the New Jersey Department of Banking and Insurance;
         (ii) the approval of the Merger by the shareholders of the Company; and
         (iii) the absence of any material adverse change in the financial condition or operating results of the Company. The Company and FFC have the right to terminate the Agreement based on a decline or an increase, respectively, in the market value of FFC Common Stock as stipulated in the terms of the Agreement. It is anticipated that the effective date of the Merger will occur during the third quarter of 2000.

         Note 4.  INTEREST.

         The line item for "Accrued expenses and other liabilities" includes accrued interest expense of $355,000 at March 31, 2000 and $398,000 at December 31, 1999.

         Note 5.  RELATED PARTY TRANSACTIONS.

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

         Note 6. LOANS.

         Loans outstanding by classifications at March 31, 2000 and December 31, 1999 are as follows:

                                                             March 31, 2000     December 31, 1999
                                                             ---------------    -------------------
          Loans secured by real estate-
             Construction mortgages                              $5,890,000             $6,338,000
             Nonresidential properties                           18,705,000             17,691,000
             Residential properties                              58,070,000             55,655,000
          Commercial and industrial loans                        67,709,000             63,713,000
          Loans to individuals                                    6,406,000              6,054,000
                                                             ---------------    -------------------
                                            Total loans        $156,780,000           $149,451,000
                                                             ===============    ===================

         A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. At March 31, 2000 and December 31, 1999 impaired loans consisted of non-accrual loans and one loan totaling $315,000 and $332,000 that was previously on non-performing status which has been renegotiated by the Company and is performing in accordance with the agreed upon terms. The loan has been returned to a performing status. As of March 31, 2000 and December 31, 1999 the Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                                     March 31, 2000                    December 31, 1999
                                        Recorded          Valuation        Recorded           Valuation
                                       Investment         Allowance       Investment          Allowance
                                     --------------------------------------------------------------------
       Impaired Loans-
       Valuation allowance required       $1,626,000        $316,000       $1,817,000           $290,000
                                     ----------------    ------------    -------------        -----------
       Total Impaired loans               $1,626,000        $316,000       $1,817,000           $290,000
                                     ================    ============    =============        ===========

         The valuation allowance is included in the allowance for possible loan and lease losses in the accompanying statement of condition. The average recorded investment in impaired loans for the periods ended March 31, 2000 and December 31, 1999 was $1,811,000 and $1,693,000,
         respectively.

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

         Note 7.  ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES.

         Changes in the allowance for possible loan and lease losses are summarized as follows:

                                                           March 31, 2000         December 31, 1999
                                                           --------------         ------------------
             Balance, beginning of year                      $2,390,000                   $1,873,000
             Provision charged to expense                       150,000                      871,000
             Loans charged off                                  (6,000)                    (385,000)
             Recoveries of loans previously
                Charged off                                     26,000                       31,000
                                                                -------                      ------
             Balance, end of period                         $2,560,000                   $2,390,000
                                                            ===========                  ==========

         Note 8.  COMPREHENSIVE INCOME.

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

         The tax effect of other comprehensive income is as follows:

                                                                Before                                Net of
                                                              Tax Amount          Tax Effect        Tax Amount
                                                              ----------          ----------        ----------
          Period ended March 31, 2000
          Unrealized losses on securities-
          Unrealized holdings losses arising during period       ($84,127)               $31,127      ($53,000)
             Less- Reclassification adjustments for
                       losses  realized in net income              (1,300)                   300        (1,000)
                                                            ---------------   -------------------  -------------
          Other comprehensive loss                               ($85,427)               $31,427      ($54,000)
                                                            ===============   ===================  =============

                                                                Before                                Net of
                                                              Tax Amount          Tax Effect        Tax Amount
                                                              ----------          ----------        ----------
          Period ended March 31, 1999
          Unrealized losses on securities-
          Unrealized holdings gains arising during period           $9,524              ($3,524)         $6,000
             Less- Reclassification adjustments for
                       Gains realized in net income                      0                     0              0
                                                            ---------------   -------------------  -------------
          Other comprehensive income                                $9,524              ($3,524)         $6,000
                                                            ===============   ===================  =============

         Note 9. NEW FINANCIAL ACCOUNTING STANDARD.

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

         SFAS No. 137 amended the effective date of SFAS No. 133 to be for all quarters of fiscal years beginning after June 15, 2000. However, reporting companies may adopt it on a going forward basis as of the start of any fiscal quarter The Company does not expect implementation of SFAS No. 133 as amended by SFAS No. 137 to have a material impact on its financial statements.

         Note 10. EARNINGS PER SHARE.

         Basic earnings per share is based on the weighted average number of shares outstanding for the periods presented.

         Diluted earnings per share is computed based on the weighted average number of outstanding shares outstanding for the periods presented adjusted for the effect of stock options and warrants outstanding, if dilutive.

         The following is a reconciliation of the calculation of year to date basic and diluted earnings per share:

                                                                            Weighted Average   Per Share
                                                              Income           Shares           Amount
                                                              ------           ------           ------
          For the period ended March 31, 2000
            Basic Earnings per share- Income available to
            Common shareholders                              $721,000          2,532,924          $0.28
            Effect of Dilutive Securities- Stock Options            0             81,920
          ----------------------------------------------------------------------------------------------
          Diluted Earnings per share- Income available to
            Common shareholders plus assumed
               conversions                                   $721,000          2,614,844          $0.28
          ==============================================================================================

          For the period ended March 31, 1999
            Basic Earnings per share- Income available to
            Common shareholders                              $531,000          2,496,312          $0.21
            Effect of Dilutive Securities- Stock Options            0             88,639
          ----------------------------------------------------------------------------------------------

          Diluted Earnings per share- Income available to
            Common shareholders plus assumed
               conversions                                   $531,000          2,584,951          $0.21
          ==============================================================================================


         All per share data for the period ended March 31, 1999 has been restated to reflect the five percent stock dividend paid in April of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the Company's products, results of operations and prospects. These forward-looking statements involve risk and uncertainties, including risk related to general economic business conditions, among them the availability and cost of funds; interest rate fluctuations; changes which could affect customer spending; industry trends; the loss of major customers; and changes in demand for the Company's products as detailed from time to time in the Company's filing with the Securities and Exchange Commission and previously in the Bank's filings with the Federal Deposit Insurance Corporation. Such statements are based on Management's current expectations and are subject to a number of factors and uncertainties, including those set forth above, which could cause actual results to differ materially from those described in the forward-looking statements.

     Business

     Skylands Financial Corporation is a one-bank holding company whose principal asset is Skylands Community Bank. Skylands Community Bank (the "Bank") is a commercial bank formed under the laws of New Jersey on May 17, 1989, and which commenced operations on October 9, 1990. The Company's and the Bank's main office and operations center are located at 176 Mountain Avenue, Hackettstown, Warren County, New Jersey 07840. The Company currently has seven branches. They are located at Independence (the "Crossroads Branch"), Netcong (the "Netcong Branch"), Succasunna (the "Roxbury Branch"), Oxford (the "Oxford Branch"), Lake Hopatcong (the "Jefferson Branch"), Stanhope (the "Byram Branch") and Rockaway (the "Rockaway Branch"). As a full-service community bank, it is believed that the establishment of these branch offices is an important step in the growth of the Company and continues to advance the Company's strategy of growth and expansion of its market area. These branches give the Company access to new markets, which allow it to expand its deposit base and present new lending opportunities.

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

     Results of Operations

     For the three-month period ended March 31, 2000, the Bank recorded net income of $721,000 as compared to net income of $531,000 for the three-month period ended March 31, 1999. This represents an increase of $190,000 or 35.6%. Basic net income per share for the three-month period ended March 31, 2000 was $.28 per share versus $.21 per share for the period ended March 31, 1999, representing an increase of $.07 per share or 33.3%.

         Net interest income, which represents the difference between the interest and fees earned on loans and investments and the cost of funds was $2,706,000 for the three-month period ended March 31, 2000 versus $2,145,000 three-month period ended March 31, 1999. This represents an increase of $561,000 or 26.2% over the same period in 1999. The Bank has been able to accomplish these changes due to increases in earning assets, primarily loans and investments, which are funded by increases in deposits. The borrowing capacity and liquidity resulting from membership in the Federal Home Loan Bank ("FHLB") has also aided asset growth by providing an alternative source of funding to deposits on a short term basis. The ratio of loans to deposits increased during the period. It rose to 75.7% at March 31, 2000 from 75.4% and 71.9% at December 31, 1999 and March 31, 1999 respectively. The change in this ratio had a positive impact on the Company's net interest income. Income and fees on loans increased to $3,472,000 from $2,624,000 for the three-month periods ending March 31, 2000 and March 31, 1999, respectively. These results represented a dollar increase of $848,000 and a percentage increase of 32.3% over the same period in 1999. The increase in interest income was moderated by an increase in interest expense attributable both to the increase in the volume of average deposits and by the increase in the rate of interest paid on deposits. Total interest expense increased to $1,710,000 from $1,347,000 for the three-month periods ending March 31, 2000 and March 31, 1999, respectively. These results represented a dollar increase of $363,000 and a percentage increase of 26.9% over the same period in 1999. The cost of funds increased to 3.28% for the three-month period ended March 31, 2000 versus 3.15% for the three-month period ended March 31, 1999. Net interest income was impacted favorably by the funding provided by the increase of non-interest bearing deposits (checking accounts). At March 31, 2000 the year to date average balance of checking accounts increased by $8,554,000 or 27.0% from the average balances for the period ended March 31, 1999.

     The Allowance for Possible Loan and Lease Losses ("ALLL") is established to provide for potential losses in the Company's loan portfolio. The Company maintains its ALLL at a level considered by management to be adequate to cover the inherent risks of loan loss associated with its loan portfolio, although actual losses may vary from current estimates. The Company increased its ALLL during the first three months of 2000 by $170,000 to $2,560,000. This was accomplished by virtue of a provision of $150,000 in the first three months of 2000 and net recoveries for the period of $20,000. The Company may continue to make additional provisions to the ALLL in future months. See "Financial Condition and Allowance for Possible Loan and Lease Losses" below.

     Increases in Other Income for the first three months of 2000 versus the same period in 1999 also contributed to the Company's net income. For the three-month period ended March 31, 2000 other income, exclusive of securities transactions, increased by $34,000 or 14.4% over the three-month period ended March 31, 1999. Other Income consists primarily of service charges on deposit accounts. The increases in Other Income, less securities gains, are attributable primarily to the overall growth of the Company. It is expected that Other Income (Non-Interest Income) will continue to make an important contribution to the Company's profitability.

     Total Other Expenses increased for the three months ending March 31, 2000 versus the same period in 1999. This is primarily due to the expenses associated with the significant growth of the Company's loan and deposit portfolios and the total assets of the Company. This growth resulted from the opening of the Rockaway Branch in December 1998 and the ongoing, concerted effort to generate new loan and deposit growth in the existing branches. The opening of the new Main Office in Hackettstown in February 2000 did not materially impact the level of Other Expenses in the first quarter of 2000. Total Other Expenses consist of Personnel Expense, Occupancy Expense, Equipment and Furniture Expense and Other Operating Expenses. These expenses increased by 21.3% or $298,000 for the three-month period ended March 31, 2000, versus the same period in 1999. The growth of the Company and of the loan portfolio in particular, necessitated additions to staff to assure a consistently high level of customer service and to properly manage the loan portfolio. All of these actions are necessary for the continued growth of the Company and have contributed to the expansion of the Company's franchise. They have also have served to increase the level of salary and benefit expenses. Salaries and Employee Benefits increased by $51,000 or 8.1% for the three-month period ended March 31, 2000. Occupancy Expense and Equipment and Furniture Expense increased by $15,000 for the three-month period ended March 31, 2000 versus the same period in 1999. Other Operating Expense increased by $225,000 or 39.1% for the three-month period ending March 31, 2000. Legal and accounting expenses increased by a combined amount of $128,000 primarily due to expenses associated with the merger, which was announced during the quarter. There were also moving expenses of $12,000 associated with the move in February to the Company's new administrative offices.

     Financial Condition

     Since the inception of Skylands Community Bank in 1990, the Company has opened seven additional branches as described in "Business" above. The expansion of the Company's market area as a result of these branch openings has contributed significantly to the increases the Company has experienced in assets (primarily loans and investments) and deposits. At March 31, 2000, total assets had grown to $228,266,000 as compared to $219,528,000 at December 31, 1999 and $191,352,000 at March 31, 1999. This represents an increase of $8,738,000 or 4.0% over December 31, 1999 and $36,914,000 or 19.3% over March 31, 1999. Total deposits at March 31, 2000 were $207,226,000, which represented volume and percentage growth over December 31, 1999 and March 31, 1999 of $9,126,000, or 4.6%, and $36,131,000, or 21.1%, respectively.

     The Company's principal earning assets are its loans. Total loans at March 31, 2000 were $156,780,000, versus $149,451000 at December 31, 1999 and
$123,013,000 at March 31, 1999. These results represent increases of $7,329,000 or 4.9% and $33,767,000 or 27.5% when compared to the periods ending December 31, 1999 and March 31, 1999, respectively.

     Inherent in the lending function is the risk of deterioration in the borrowers' ability to repay their loans under the terms and conditions of the original loan document. Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal and/or interest payments being in default for a period of ninety days or more. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as Management determines that the financial condition of the borrower and others factors pertinent to the credit merit recognition of such payments as interest income. As of March 31, 2000, December 31, 1999 and March 31, 1999, the Company had non-accrual loans of $1,311,000, $1,485,000, and $1,063,000, respectively.

     Non-performing assets also include the Company's holdings in Other Real Estate Owned ("OREO"). At March 31, 2000 and December 31, 1999 the Company had no OREO. At March 31, 1999, the Company had one commercial property with an outstanding balance of $105,000 in OREO. All amounts, when transferred to OREO, are done at the lesser of the recorded loan balance or the fair market value of the property, net of its related cost to sell. Any write-downs to the loan balance required at the time the loan is transferred to OREO are recorded as a charge to the ALLL. Write-downs resulting from declines in the fair market value of the property subsequent to the initial transfer from loans are expensed and included in other operating expenses. In addition, costs associated with maintaining OREO properties, including utilities, taxes, general repairs and maintenance are expensed as incurred. It is the Company's intent to dispose of the property as expeditiously as possible at a value considered fair given current market conditions and circumstances surrounding the sale. During the first three months of 2000 there was no expense related to OREO properties. In the first three months of 1999 the Company incurred expenses related to OREO properties of $1,000.

       At March 31, 2000, impaired loans consisted of non-accrual loans and one loan totaling $315,000 that was previously on non-performing status and which had been renegotiated by the Company in the fourth quarter of 1996. At March 31, 2000 it was performing in accordance with the newly agreed upon terms. The total amount of impaired loans at March 31, 2000, December 31, 1999 and March 31, 1999 were $1,626,000, $1,817,000 and $1,429,000, respectively.

     Non-performing assets, excluding the renegotiated loan, which, at March 31, 2000 was performing, as a percentage of total assets were .57 % and were .84% of total loans, respectively. At December 31, 1999, they were .68% of total assets and .99% of total loans. At March 31, 1999, they were .61% of total assets and
 .95% of total loans. Management believes that the volume of non-performing assets and the ratios of non-performing assets remain within the Company's peer group levels.

     Allowance for Loan and Lease Losses

         The allowance for loan and lease losses is established to provide for potential losses in the Company's loan portfolio and off balance sheet risks, such as unused lines of credit and letters of credit. As of March 31, 2000, the Company had established as an allowance for loan and lease losses of $2,560,000, as compared to an allowance of $2,390,000 as of December 31, 1999 and an allowance of $1,972,000 as of March 31,

1999. The increase in the allowance is primarily due to an increase in the Company's total loan portfolio and for the reasons enumerated below. The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loan loss associated with its loan portfolio, although actual losses may vary from current estimates.

         The loan portfolio is reviewed on a quarterly basis to determine the adequacy of the ALLL. The level of the ALLL is based on the results of the quarterly review. The methodology used to calculate the ALLL utilizes percentages that are assigned to performing credits based upon loan types. Specific reserve allocations are also assigned to loans that are internally classified by management and which are placed on the Company's internal watchlist. There are also other factors that management considers when determining that a specific reserve is warranted.

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

2. Growth of the Loan Portfolio. The loan portfolio has experienced significant growth. At March 31, 2000 gross loans totaled $156,780,000 versus $149,451,000 at December 31, 1999 and $123,013,000 at March 31,
         1999. This represented increases of 4.9% and 27.5% over December 31, 1999 and March 31, 1999, respectively. There is inherent risk in the portfolio associated with this rapid growth and the continuing expansion of the portfolio. This is evidenced by the level of non-accrual loans. While non-accrual loans decreased to $1,311,000 from $1,485,000 at December 31, 1999, they have increased from $1,063,000 at March 31, 1999. On a year to year basis this represents a 23.3% increase in non-accrual loans. The increase in charged off loans is also indicative of the rapid growth of the loan portfolio. While, for the first quarter of 2000, there were net recoveries of $20,000, during 1999 net charge offs were $354,000 versus $166,000 reported in 1998. As a percentage of average loans in 1999 and 1998, these amounts were .27% and .16% respectively. These items are attributed to the growth of the loan portfolio.

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

         Risks within the loan portfolio are analyzed on a continuous basis by the Company's management. The results are reviewed quarterly with the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate level of the ALLL. Along with the risk system, management further evaluates risk characteristics of the loan portfolio as described above. The factors contributing to the risks in the loan portfolio are the current and anticipated economic conditions of the overall economy, the economy of the Company's market area, the financial condition of the borrower and past and expected loss experience. All of these facts are considered by management and are recognized in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense. The allowance is reduced by net charge-offs (i.e., loans judged to be uncollectable and charged against the reserve, less any recoveries on loans previously charged off). Based on the results of the analysis performed by management, the ALLL level of $2,560,000 at March 31, 2000 was deemed appropriate.

         Liquidity

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

         Risk based capital guidelines require banks and bank holding companies to maintain certain minimum capital as a percent of risk adjusted assets, which is total assets plus certain off balance sheet items that are adjusted for pre-defined credit risk factors. Specifically, bank holding companies and banks must maintain, at a minimum, Tier I capital as a percent of risk adjusted assets of 4.0%, and combined Tier I and Tier II capital as a percent of risk adjusted assets of 8.0%. As of March 31, 2000, the Company's Tier I capital ratio was 10.44% and its combined Tier I and Tier II capital ratio was 11.70%. As of March 31, 2000, the Bank's Tier I capital ratio was 10.46% and its combined Tier I and Tier II capital ratio was 11.72%.

         The leverage ratio is Tier I capital as a percent of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Regulators for the Company and the Bank require bank holding companies and banks that meet the regulator's highest performance and operational standards to maintain a minimum leverage ratio of 3.0%. Bank holding companies and banks with higher levels of risk, and those that are experiencing or anticipating significant growth must maintain higher minimum leverage ratios that regulators prescribe and adjust during the ongoing regulatory process. The Federal Reserve Board, which is Skylands Financial Corporation's regulator and the FDIC, which is Skylands Community Bank's regulator, have not prescribed minimum leverage ratio requirements for the Company or the Bank. As of March 31, 2000 the Company has a leverage ratio of 6.77% and the Bank has a leverage ratio of 6.68%.

     Failure to meet the minimum capital requirements listed above can initiate certain mandatory, and possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to quantitative judgements about components, risk weightings and other factors. Management believes, as of March 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

         Shareholders equity increased by $582,000, or 3.7% to $16,414,000 at March 31, 2000 from the December 31, 1999 level of $15,832,000. This increase was attributable to net income of $721,000 and the exercise of stock options of $16,000. These increases were partially offset by a decrease of $54,000 in the unrealized loss on securities available for sale, quarterly cash dividends paid totaling $.04 per share which amounted to $101,000.

                                     Part II

                                Other Information

     Item 1 -  Legal Proceedings

              Skylands Financial Corporation and its subsidiaries are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that any such proceedings depart from usual routine litigation and in its judgement, neither the Company's consolidated financial position nor its results of operations will be affected materially by any present proceedings.

     Item 2 - Changes in the Rights of Securities Holders

         None

     Item 3 - Defaults upon Senior Securities

         None

     Item 4 - Submissions of Matters to a Vote of Securities Holders

         None

     Item 5 - Other Information

         Merger

         On February 23, 2000, the Company entered into a definitive Agreement and Plan of Merger (the "Agreement") with Fulton Financial Corporation ("FFC"), under the terms of which the Company will be merged with and into FFC (the "Merger"), and all of the outstanding shares of the common stock of the Company will be converted into shares of the common stock of FFC.

                  Under the terms of the Agreement, shares of the Company's Common Stock will be exchanged for shares of FFC Common Stock on the effective date of the Merger, based on a conversion ratio of 0.819 shares of FFC Common Stock for each share of the Company's Common Stock. Each holder of an option to acquire the Company's Common Stock which is outstanding on the effective date of the acquisition is to receive an option to acquire shares of FFC Common Stock, with the number of shares subject to such option and the exercise price adjusted to take the conversion ratio into consideration. By separate Warrant Agreement and Warrant, FFC has the right to acquire 625,000 shares of the Company's Common Stock under certain conditions. The transaction will be accounted for under the purchase method of accounting.

         Consummation of the Agreement is subject to various conditions, including, among others, (i) the approval of the Merger by the Federal Reserve Board and the

         New Jersey Department of Banking and Insurance; (ii) the approval of the Merger by the shareholders of the Company; and (iii) the absence of any material adverse change in the financial condition or operating results of the Company. The Company and FFC have the right to terminate the Agreement based on a decline or an increase, respectively, in the market value of FFC Common Stock as stipulated in the terms of the Agreement. It is anticipated that the effective date of the Merger will occur during the third quarter of 2000.

     Item 6- Exhibits and Reports on Form 8-K

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

                          SKYLANDS INVESTMENT COMPANY

                          Date:  May 10, 2000   /s/Michael Halpin
                                                ---------------------------
                                                Michael Halpin
                                                President &
                                                Chief Executive Officer

                          Date: May 10, 2000    /s/ Edward W. Mahnken, Jr.
                                                ---------------------------
                                                Edward W. Mahnken, Jr.
                                                Vice President &
                                                Principal Financial Officer